Form 10-Q
period 1996-03-31
FUND AMERICA INVESTORS CORP
filed 1996-05-14
CIK 823980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C.  20549
                     FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED       MARCH 31, 1996


Commission File Nos.:                33-60662


         FUND AMERICA INVESTORS CORPORATION


          (Exact name of registrant as
             specified in its charter)


    Delaware                         84-1070310
(State or other jurisdiction of   (I.R.S. Employer
 incorporation or organization)    identification number)



       6400 S. Fiddler's Green Circle, Suite 1200A
              Englewood, Colorado 80111
        (Address of principal executive offices)


       Registrant's telephone number including
              area code:(303)290-6024

Indicate by check mark whether the registrant
(1) has filed all reports required to be
filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter
period that the registrant was required to
file such reports), and (2) has been subject
to such filing requirements for the past 90
days.  YES [X]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 13,1996 -- 1,000 shares

        FUND AMERICA INVESTORS CORPORATION
                  FORM 10-Q FOR THE
           THREE MONTHS ENDED MARCH 31, 1996


                       INDEX



PART I.  FINANCIAL INFORMATION     PAGE NO.


Item 1.     Financial Statements      3

Item 2.     Management's Discussion
            and Analysis of Financial
            Condition and Results of
            Operations                7

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings         8

Item 2.     Changes in Securities     8

Item 3.     Defaults upon Senior
            Securities                8

Item 4.     Submission of Matters
            to a Vote of Security
            Holders                   8

Item 5.     Other Information         8


Item 6.     Exhibits and Reports      8

SIGNATURES                            9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     FUND AMERICA INVESTORS CORPORATION
              BALANCE SHEETS
               (Unaudited)
                    March 31,    December 31,
                      1996            1995
                    _________    ____________
Assets
 Cash               $209,397        $212,361
 Deferred
 offering costs      111,672         116,672
                    ________        ________
Total assets        $321,069        $329,033
                    ========        ========


Liabilities -
 Accounts payable   $ 48,051        $ 45,094
                     _______        ________

Shareholder's
equity
Common stock,
par value $.01
per share;
10,000 shares
authorized; 1,000
shares issued and
outstanding               10              10
 Additional paid-in
 capital             369,990         369,990
 Accumulated
 deficit             (96,982)        (86,061)
                     ________        ________
Total shareholder's
 equity              273,018         283,939
                     ________        ________
Total liabilities
 and shareholder's
 equity             $321,069        $329,033
                    ========        ========

See notes to financial statements

                  Page 3


         FUND AMERICA INVESTORS CORPORATION
              Statements of Operations
                   (Unaudited)
                           Three months ended
                               March 31,
                         ____________________
                         1996          1995
                      _________     _________
Revenue
 Interest income      $   1,916     $   4,120
                      _________     _________
Total revenue             1,916         4,120
                      _________     _________
Expenses
 General and
 administrative           6,661         6,860
 Legal fees                 176             -
 Management fees          6,000         6,000
                      _________      ________
Total expenses           12,837        12,860
                      _________      ________
Net loss              $ (10,921)     $ (8,740)
                      =========      ========




See notes to financial statements

                 Page 4

       FUND AMERICA INVESTORS CORPORATION
             Statements of Cash Flows
                    (Unaudited)
                            Three months ended
                                March 31
                       ________________________
                           1996          1995
                       __________    __________
Net cash flow
from operating
activities:

 Net loss              $(10,921)     $ (8,740)

Adjustments to
reconcile net
loss to net cash
flow from operating
activities:

Changes in operating
assets and liabilities:

 Deferred offering
 costs                    5,000             -

 Accounts receivable          -           641
 Accounts payable         2,957         4,150
                       _________      ________
Net cash flow
used in operating
activities               (2,964)       (3,949)

Net cash used in
financing activities
Shareholder
distributions                 -      (200,000)
                       ________      _________

Net decrease
in cash                  (2,964)     (203,949)

Cash at beginning
of period               212,361       441,727
                      _________     _________
Cash at end
of period             $ 209,397     $ 237,778
                      =========     =========





See notes to financial statements

                  Page 5

        FUND AMERICA INVESTORS CORPORATION
           NOTES TO FINANCIAL STATEMENTS
                     (Unaudited)
    Three months ended March 31, 1996 and 1995

1.  Basis of Presentation

Organization

Fund America Investors Corporation (the
"Company") was incorporated in the State of Delaware on October 19, 1987 as a limited purpose finance corporation. The Company was established for the purpose of issuing and administering one or more series of bonds collateralized by mortgage loans or mortgage loan certificates directly or through one or more trusts beneficially owned by it and purchasing, owning and selling other mortgage-related assets.

The Company will not engage in any business or investment activities other than (i) issuing and selling bonds and receiving, owning, holding and pledging as collateral therefor the mortgage loans or mortgage loan certificates; (ii) investing cash balances on an interim basis in high quality short-term securities; (iii) purchasing, owning, holding, pledging or selling other mortgage-related assets; and
(iv) engaging in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto, directly or through one or more trusts benefically owned by it.

Under its fourth Registration Statement, which became effective on July 23, 1993, the Company currently has registered but unissued
$141,000,000 in mortgage related bonds.

On January 3, 1994, the Company filed a fifth
Registration Statement on Form S-11 with exhibits thereto concerning the issuance of mortgage related bonds (No. 33-73750). The
Registration Statement was withdrawn from consideration on March 28, 1996. The Board of Directors determined that pursuing this registration was an unnecessary expense for the Company.

2. Unaudited Financial Statements

In the opinion of management, the
accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1996, and the results of its operations and cash flows for the periods ended March 31, 1996 and 1995.

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of
Operations

Liquidity and Capital Resources

The Company expects to fund its ongoing
operating expenses from its cash balances, revenue derived from bond offerings and, if necessary, with borrowings from its sole shareholder. As of March 31, 1996, $500,000 was available to be borrowed from the Company's shareholder. Any borrowings will be subordinate and junior to any issued mortgage securities.

The Company will use substantially all of the net proceeds from the issuance of each series of bonds to acquire the mortgage loans or mortgage certificates pledged as collateral for such series of bonds, and to pay the bond issuance expenses incurred in connection with the transaction.

Certain administrative functions with respect to some of the Bonds are being performed for the Company by an affiliate, Fund America
Management Corporation, pursuant to
management agreements executed concurrently at the respective date of closing.

Results of Operations

The Company reported a net loss for the three months ended March 31, 1996 of $10,921 as compared to a net loss for the three months ended March 31, 1995 of $8,740. A decrease of interest earned on cash balances accounts for the primary difference in the results of operations between the two reporting periods.

PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

SIGNATURES



Pursuant to the requirements of the
Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       FUND AMERICA INVESTORS CORPORATION
                 (Registrant)


Date:     May 14, 1996

By:  /s/ Helen M. Dickens
   Helen M. Dickens
   Vice President and Secretary
  (Duly authorized and Principal Financial
   Officer