Form 10-Q/A
period 1996-03-31
FUND AMERICA INVESTORS CORP
filed 1996-07-03
CIK 823980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C.  20549
              FORM 10-Q AMENDED


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

PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits

             Exhibit 27. Financial Data Schedule

         B.  Form 8-K - None.

SIGNATURES



Pursuant to the requirements of the
Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       FUND AMERICA INVESTORS CORPORATION
                 (Registrant)


Date:     July 2, 1996

By:  /s/ Helen M. Dickens
   Helen M. Dickens
   Vice President and Secretary
  (Duly authorized and Principal Financial
   Officer