Form 10-Q
period 1996-06-30
FUND AMERICA INVESTORS CORP
filed 1996-08-14
CIK 823980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED   JUNE 30, 1996

Commission File Nos.: 33-60662


FUND AMERICA INVESTORS CORPORATION

(Exact name of registrant as specified in its charter)


     Delaware                                84-1070310

(State or other jurisdiction              (I.R.S.
 of organization)                          Employer incorporation or
                                           identification number)

6400 S. Fiddler's Green Circle, Suite 1200A,
Englewood, Colorado 80111
(Address of principal executive offices)

Registrant's telephone number including area code: (303) 290-6024

Indicate by check mark whether the registrant
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]
NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 13, 1996 -- 1,000 shares

FUND AMERICA INVESTORS CORPORATION
FORM 10-Q FOR THE
SIX MONTHS ENDED JUNE 30, 1996

            INDEX


PART I.  FINANCIAL INFORMATION     PAGE NO.

Item 1.  Financial Statements           3

Item 2.  Management's Discussion
         and Analysis of Financial
         Condition and Results of
         Operations                     6

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings              7

Item 2.  Changes in Securities          7

Item 3.  Defaults upon Senior
         Securities                     7

Item 4.  Submission of Matters
         to a Vote of Security
         Holders                        7

Item 5.  Other Information              7

Item 6.  Exhibits and Reports           7

         SIGNATURES                     8

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

       FUND AMERICA INVESTORS CORPORATION
                 BALANCE SHEETS
                   (Unaudited)

                     June 30,     December 31,
                       1996           1995
Assets
  Cash                $159,232       $212,361
  Deferred
  offering
  costs                111,672        116,672
                      --------       --------
Total assets          $270,904       $329,033
                      ========       ========

Liabilities
- - Accounts payable    $      9       $ 45,094
                      --------       --------
Shareholder's equity
  Common stock, par
  value $.01 per
  share; 10,000
  shares authorized;
  1,000 shares issued
  and outstanding           10            10

  Additional paid-in
  capital              369,990       369,990
  Accumulated
  deficit              (99,105)      (86,061)
                      --------      --------
Total shareholder's
equity                 270,895       283,939
                      --------      --------
Total liabilities
and shareholder's
equity                $270,904      $329,033
                      ========      ========

See notes to financial statements



FUND AMERICA INVESTORS CORPORATION
Statements of Operations
(Unaudited)

                      Three months          Six months
                         ended                  ended
                        June 30,               June 30,
                      1996       1995        1996       1995
Revenue:
Interest income     $  1,485   $  2,622    $  3,401   $  6,742

Miscellaneous
income                 3,600          0       3,600          0
                    --------   --------    --------   --------

Total revenue          5,085      2,622       7,001      6,742
                    --------   --------    --------   --------
Expenses:
General and
administrative         1,016      4,092       7,677     10,952
Legal fees               192      1,394         368      1,394
Management fees        6,000      6,000      12,000     12,000
                    --------   --------    --------   --------
Total expenses         7,208     11,486      20,045     24,346
                    --------   --------    --------   --------
Net loss            $ (2,123)  $ (8,864)   $(13,044)  $(17,604)
                    ========   ========    ========   ========

See notes to financial statements



FUND AMERICA INVESTORS CORPORATION
Statements of Cash Flows
(Unaudited)

                                 Six months ended
                                     June 30,
                               1996           1995

Net cash flow from
operating activities:
  Net loss                   $ (13,044)      $ (17,604)

Adjustments to reconcile
net loss to net cash flow
from operating activities:

Changes in operating assets
and liabilities:

  Accounts payable             (45,085)         (3,850)
  Accounts receivable                -             641

Deferred offering costs          5,000               -
                              --------        --------
Net cash flow used in
operating activities           (53,129)        (20,813)
                              --------        --------

Net cash flow used
in financing activities:

  Shareholder distributions          -        (200,000)
                              --------        --------
Net decrease in cash           (53,129)       (220,813)

Cash at beginning of period    212,361         441,727
                              --------        --------
Cash at end of period         $159,232        $220,914
                              ========        ========

See notes to financial statements



FUND AMERICA INVESTORS CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Six months ended June 30, 1996 and 1995

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

The Company will not engage in any business or investment activities other than, (i) issuing and selling bonds and receiving, owning, holding and pledging as collateral therefor the mortgage loans or mortgage loan certificates; (ii) investing cash balances on an interim basis in high quality short-term securities; (iii) purchasing, owning, holding, pledging or selling other mortgage-related assets; and (iv) engaging in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto, directly or through one or more trusts beneficially owned by it.

The Company currently has registered but unissued $141,000,000 in mortgage related bonds under a Registration Statement, which became effective on July 23, 1993.

On January 3, 1994, the Company filed a
Registration Statement on Form S-11 with exhibits thereto concerning the issuance of mortgage related bonds (No. 33-73750). The
Registration Statement was withdrawn from consideration on March 28, 1996. The Board of
Directors determined that pursuing this registration was an unnecessary expense for the Company.

2. Unaudited Financial Statements

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1996, and the results of its operations and cash flows for the periods ended June 30, 1996 and 1995.

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of
Operations

Liquidity and Capital Resources

The Company expects to fund its ongoing
operating expenses from its cash balances, revenue derived from bond offerings and, if necessary, with borrowings from its sole shareholder. As of June 30, 1996, $500,000 was available to be borrowed from the Company's sole shareholder. Any borrowings will be subordinate and junior to any issued mortgage securities.

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


Results of Operations


The Company reported a net loss for the three months and six months ended June 30, 1996 of $2,123 and $13,044 respectively, compared to a net loss of $8,864 and $17,604 respectively, for the three and six months ended June 30, 1995. The primary differences in operations between these reporting periods are the receipt of miscellaneous income and reduction of interest income earned on cash balances for the three and six months ended June 30, 1996.

PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of
Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits

         Exhibit 27. Financial Data Schedule

     B.  Form 8-K - None

SIGNATURES



Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




FUND AMERICA INVESTORS CORPORATION
(Registrant)


Date:  August 13, 1996

By:   /s/ Helen M. Dickens
      Helen M. Dickens
      Vice President and Secretary
     (Duly authorized and
      Principal Financial Officer