Form 10-Q
period 1996-09-30
FUND AMERICA INVESTORS CORP
filed 1996-11-15
CIK 823980

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                             FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     SEPTEMBER 30,1996

Commission File Nos.: 33-60662


                FUND AMERICA INVESTORS CORPORATION
        (Exact name of registrant as specified in its charter)


           Delaware                              84-1070310
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation ororganization)                   identification number)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 14, 1996 -- 1,000 shares

                FUND AMERICA INVESTORS CORPORATION
                        FORM 10-Q FOR THE
               NINE MONTHS ENDED SEPTEMBER 30, 1996

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

                   PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   FUND AMERICA INVESTORS CORPORATION
                            BALANCE SHEETS
                              (Unaudited)

                                         September 30,     December 31,
                                             1996             1995
                                         -------------     ------------
Assets
  Cash                                    $154,249          $212,361
  Deferred offering costs                  111,672           116,672
                                          --------          --------
Total assets                              $265,921          $329,033
                                          ========          ========


Liabilities-Accounts payable              $    168          $ 45,094
                                          --------          --------

Shareholder's equity
  Common stock, par value $.01
    per share; 10,000 shares
    authorized; 1,000 shares
    issued and outstanding                      10                10

  Additional paid-in capital               369,990           369,990
  Accumulated deficit                     (104,247)          (86,061)
                                          --------          --------

Total shareholder's equity                 265,753           283,939
                                          --------          --------
Total liabilities and shareholder's
  equity                                  $265,921          $329,033
                                          ========          ========

See notes to financial statements

                  FUND AMERICA INVESTORS CORPORATION
                     Statements of Operations
                           (Unaudited)

                                      Three months         Six months
                                         ended               ended
                                      September 30,        September 30,
                                     ----------------    ----------------
                                      1996      1995       1996      1995
                                    --------  --------   --------  --------
Revenue
 Interest income                      $1,355    $2,541     $4,756    $9,283

Miscellaneous income                       -     4,177      3,600     4,177
                                    --------  --------   --------  --------
Total revenue                          1,355     6,718      8,356    13,460
                                    --------  --------   --------  --------

Expenses
 General and administrative              497     1,033      8,174    11,985
 Legal fees                                -     1,048        368     2,442
 Management fees                       6,000     6,000     18,000    18,000
                                    --------  --------   --------  --------
Total expenses                         6,497     8,081     26,542    32,427
                                    --------  --------   --------  --------
Net loss                             $(5,142)  $(1,363)  $(18,186) $(18,967)
                                    ========  ========   ========  ========


See notes to financial statements

                    FUND AMERICA INVESTORS CORPORATION
                       Statements of Cash Flows
                              (Unaudited)

                                                Nine months ended
                                                  September 30,
                                               1996            1995
                                            ----------      ----------
Net cash flow from operating
activities:
 Net loss                                   $ (18,186)      $ (18,967)

Adjustments to reconcile net loss to
net cash flow from operating
activities:
 Changes in operating assets
 and liabilities:
  Accounts payable                            (44,926)         (5,850)
  Accounts receivable                               -             641
  Deferred offering costs                       5,000               -
                                            ----------     ----------

Net cash flow used in operating
activities                                    (58,112)        (24,176)


Net cash flow used in financing
activities:
  Shareholder distributions                         -        (200,000)
                                             ----------    ----------

Net decrease in cash                           (58,112)      (224,176)

Cash at beginning of period                    212,361        441,727
                                             ----------     ---------
Cash at end of period                         $154,249       $217,551



See notes to financial statements

                  FUND AMERICA INVESTORS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)
             Nine months ended September 30, 1996 and 1995


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

2. Unaudited Financial Statements

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1996, and the results of its operations and cash flows for the periods ended September 30, 1996 and 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company expects to fund its ongoing operating expenses from its cash balances, revenue derived from bond offerings and, if necessary, with borrowings from its sole shareholder. As of September 30, 1996, $500,000 was available to be borrowed from the Company's sole shareholder. Any borrowings will be subordinate and junior to any issued mortgage securities.

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

Results of Operations

The Company reported a net loss for the three months and nine months ended September 30, 1996 of $5,142 and $18,186 respectively, compared to a net loss of $1,363 and $18,967 respectively, for the three and nine months ended September 30,1995.

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




                                     FUND AMERICA INVESTORS CORPORATION
                                                (Registrant)


Date: November 14, 1996

                                     By:   /s/ Helen M. Dickens
                                     --------------------------------
                                     Helen M. Dickens
                                     Vice President and Secretary
                                     (Duly authorized and Principal
                                      Financial Officer)