Form 10-K
period 1996-12-31
FUND AMERICA INVESTORS CORP
filed 1997-04-08
CIK 823980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996, or

[  ]     Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ________________ to ________________


Commission File No.: 33-60662

                     FUND AMERICA INVESTORS CORPORATION
            (Exact name of registrant as specified in its charter)

              Delaware                        84-1070310
(State or other jurisdiction of      (I.R.S. Employer identification number)
incorporation or organization)

                 6400 S. Fiddlers Green Circle, Suite 1200A,
                          Englewood, Colorado 80111
                 (Address of principal executive offices)

Registrant's telephone number including area code: (303) 290-6024

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X.

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: As of December 31, 1996: $0.00.

     The number of shares outstanding of the Registrant's $0.01 par value common stock, as of March 31, 1997, was 1,000 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE
                                  None.

                                 PART I
ITEM 1.     BUSINESS

     Fund America Investors Corporation (the "Company") was incorporated in the State of Delaware on October 19, 1987 as a limited purpose finance corporation. The Company was established to engage in activities relating to mortgage loans or mortgage loan certificates including other securities which are backed by mortgage loans (the "Collateral"). The Collateral is issued and/or guaranteed by agencies which include Government National Mortgage Association securities ("GNMA Certificates"), Federal National Mortgage Association securities ("FNMA Certificates") and Federal Home Loan Mortgage Corporation securities ("FHLMC Certificates") collectively referred to as ("Agency Certificates") or other entities ("Private Mortgage-Backed Securities"). Among the Company's authorized business purposes, the primary activity is the issuance of bonds in one or more series of collateralized mortgage obligations ("CMO's") which are secured by the Collateral.
To issue such bonds, the Company may acquire, hold, sell or pledge the Collateral, but typically these activities are transacted through trusts beneficially owned and created by the Company.

     The Company may not, either directly or indirectly, through a beneficially owned trust engage in any business or investment activity other than (i) issuing and selling bonds; (ii) investing cash balances on an interim basis in high quality short-term securities; (iii) purchasing, owning, holding, pledging or selling the Collateral or other mortgage-related assets; and (iv) engaging in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

     To date, the Company or certain trusts established by the company have issued nine bond offerings totaling $1,508,989,338 (the "Bonds"). The Bonds which are issued directly by the company, are direct obligations of the Company (see Note No. 2 under Notes to Financial Statements for a further discussion). Payments to the bondholders are payable from the principal and interest payments received on the Collateral payments. For the benefit of the bondholders, all Collateral related to the Bonds has been pledged to a trustee. The Bonds are considered CMO's by Generally Accepted Accounting Principles.

     Under a fourth registration statement filed on Form S-11 (No. 33-60662), the Company currently has approximately $141 million registered and unissued CMO's. This registration statement was filed with the Securities and Exchange Commission ("SEC") on April 7, 1993 and became effective on July 23, 1993.
The prospectus accompanying this registration statement is combined with the prospectus accompanying the Company's third registration statement
(No. 33-43175). The unissued securities of the third registration statement were carried forward to the fourth registration statement pursuant to Rule 429 of the Securities Act of 1933 as amended.

     The Collateral types were expanded in the fourth registration statement and in the Company's Articles of Incorporation by amendment. The amendments provided for the addition of the following two forms of Collateral, (i) beneficial interests in the form of mortgage pass-through certificates secured by certain mortgage loans, mortgage-backed securities or collateralized mortgage obligations and issued by nonagency entities, and
(ii) residual interests in Agency Certificates and Private Mortgage-Backed Securities, and other mortgage-related assets and securities.

     On March 28,1996, the Company withdrew from consideration its fifth registration statement (No. 33-73750) on January 3, 1994, which was determined to be an unnecessary expense by the Company's Board of Directors.

     Although the Company has received several inquiries regarding the registered and unissued securities remaining on its fourth registration statement (No.33-60662), no activity has occurred since the issuance of Fund America Investors Corporation, Series 1993-6 Bonds on December 7, 1993. The Company will continue to seek opportunities to utilize the remaining $141 million of registered and unissued CMO's.

ITEM 2.     PROPERTIES

     The Company has no material physical properties.

ITEM 3.     LEGAL PROCEEDINGS

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                 PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common stock and no dividends have been declared or paid. All of the Company's common stock is owned by a sole shareholder.

ITEM 6.     SELECTED FINANCIAL DATA
                                         Year Ended December 31,
                            -------------------------------------------------
                               1996	    1995     1994       1993      1992
                              -----    -----    -----      ------    ------
Income Statement Data:
Revenue                      $ 9,653  $11,791  $ 13,230  $2,434,546 $ 12,056
Net income(loss)             (25,191) (65,830)  (74,658)    248,491  132,444
Net income(loss) per
 share of common stock            (1)      (1)       (1)         (1)     (1)

Balance Sheet Data:
Total assets                  258,749  329,033  555,769   1,037,312   521,649
Shareholder's equity          258,749  283,939  549,769     624,427   375,936



(1) Not presented, as all shares of common stock are held by a sole shareholder.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

1.  (a)  General

     As more fully described below, the Company or certain established trusts have issued nine series of registered CMO's aggregating $1,508,989,338 in initial issuance amount. As of December 31, 1996, eight series of CMO's remain outstanding. The following list consists of only those outstanding series shown with the initial issuance amounts.

                  Initial
Trust   Series    Amount           Collateral
-----   ------    ------------     --------------------------------------
n/a     1990-1    $400,000,000     GNMA	Certificates

n/a     1991-1     350,000,000     GNMA Certificates

n/a     1991-2     150,000,000     GNMA Certificates

n/a     1993-1      66,040,000     GNMA Certificates and FNMA Certificates

I       1993-2     117,350,000     FNMA Certificates and FHLMC securities;
                                   Private Mortgage-Backed securities;
                                   cash, other mortgage-backed securities
                                   or certain United States Treasury
                                   securities

III     1993-4     220,000,000     FNMA and FHLMC securities; certain residual
                                   interest securities in Private Mortgage-
                                   Backed securities; cash, other mortgage-backed securities or certain United States
                                   Treasury securities

IV      1993-5      20,249,338     FNMA Stripped Mortgage-Backed Security
                                   ("FNMA SMBS") held in the form of a FNMA
                                   Guaranteed MBS Pass-Through Certificate
                                   and included in FNMA SMBS Trust
                                   000240-CL

IV      1993-6      50,350,000     FNMA and FHLMC securities; certain
                                   CMO's issued by Trust IV, Series
                                   1993-5; cash, other mortgage-backed
                                   securities or certain United States
                                   Treasury securities

     To date, the Company has issued four CMO offerings totaling
$966,040,000 ("the FAIC Bonds"). The FAIC Bonds are a direct obligation of the Company and have been structured to be payable from the principal of and interest on the collateral pledged to the Trustee for the benefit of the bondholders. In addition, the Company established four trusts which issued five CMO offerings totaling $542,949,338 (the "FAIT Bonds"). The FAIT
Bonds are a direct obligation of each related trust which have been structured to be payable from the principal of and interest on the collateral pledged to the Indenture Trustee for the benefit of the bondholders. The FAIC Bonds and the FAIT Bonds constitute Collateralized Mortgage Obligations ("CMO's) as defined by Financial Accounting Standards Board Technical Bulletin 85-2 ("TB 85-2"). In general, TB 85-2 provides that CMO's are presumed to be borrowing transactions and should be recorded as liabilities in the financial statements of the issuer. However, a CMO is not accounted for as a borrowing transaction if, (a) all but a nominal portion of the future economic benefit inherent in the associated collateral has been passed to the bondholders and (b) no affiliate of the issuer can be required to make any future payments with respect to the obligation. The FAIC Bonds and the FAIT Bonds meet the exceptions set forth above and therefore, the borrowings and the related collateral were eliminated from the financial statements, and all other costs associated with the offering transactions were charged to expense during the issuance period.

     Effective January 1, 1997 the Company will adopt the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as it relates to securitization of mortgage loans, mortgage backed securities and other mortgage collateral. Bonds issued through special purpose entities such as trusts and related mortgage collateral generally will not be reflected in the Company's financial statements. However, any bonds directly issued and the related mortgage collateral would be required to be accounted for in the financial statements of the Company; the prior accounting principles for such issuances allow for derecognition of the mortgage collateral and bonds. Because SFAS No. 125 does not require restatement of previously issued financial statements, there will be no effect on financial position or results of operations when
SFAS No. 125 is adopted.

b)     Prospective Bond Issuances

     The Company has $141 million of remaining, registered, and unissued securities. Management expects these securities to be fully utilized through securitization of mortgage loans generated by an affiliate under common control. The affiliate is a mortgage company that intends to securitize its expanded production under the Company's shelf.

2.     Liquidity and Capital Resources

     The Company expects to fund ongoing operating expenses from working capital, revenue derived from bond transactions or with borrowings obtained from its sole shareholder. As of December 31, 1996, $500,000 was available under a line of credit provided by the Company's sole shareholder.

3.     Results of Operations

     The Company reported a net loss for the year ended December 31, 1996 of $25,191 as compared to a net loss of $65,830 for the year ended December 31, 1995 and net loss of $74,658 for the year ended December 31, 1994. The Company did not issue any bonds during these three reporting periods. In 1994, $34,810 of bond issuance expenses were paid during this reporting period relating to bond transactions closed in a prior reporting period. In 1995 the Company incurred expenses of $41,978 for offering costs related to prior periods. Issuance expenses and associated general and administrative expenses are paid or accrued at the time of closing based upon the Company's best estimate of those costs. These estimates are adjusted in subsequent reporting periods when the actual expenses are known.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT





Board of Directors and Shareholder
Fund America Investors Corporation
Englewood, Colorado


We have audited the accompanying balance sheets of Fund America Investors Corporation as of December 31, 1996 and 1995, and the related statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE  LLP

Denver, Colorado
February 28, 1997


                       FUND AMERICA INVESTORS CORPORATION
                                Balance Sheets

                                              December 31,
                                      ---------------------------
                                          1996            1995
                                       ---------        ---------
Assets
Cash and cash equivalents (Note 2)     $ 147,076        $ 212,361
Deferred offering costs                  111,673          116,672
                                       ---------        ---------
Total assets                           $ 258,749        $ 329,033
                                       =========        =========


Liabilities - Accounts payable         $       -        $  45,094
                                       ---------        ---------

Shareholder's equity
Common stock, par value $.01 per share;
 10,000 shares authorized; 1,000
  shares issued and outstanding               10               10
Additional paid-in capital               369,990          369,990
Accumulated deficit                     (111,252)         (86,061)
                                       ---------         --------
Shareholder's equity - net               258,748          283,939
                                       ---------         --------
Total liabilities and
  shareholder's equity                 $ 258,748        $ 329,033
                                       =========        =========


See notes to financial statements

                   FUND AMERICA INVESTORS CORPORATION
                       Statements of Operations

                                     Years Ended December 31,
                                 -------------------------------
                                    1996       1995       1994
                                   ------    -------    -------
Revenue
  Interest income                  $6,053    $11,791    $13,230
  Miscellaneous Income              3,600          -          -
                                  -------    -------    -------
Total Revenue                       9,653     11,791     13,230
                                  -------    -------    -------

Expenses
  Deferred offering costs               -     41,978          -
  Direct bond issuance expenses         -          -     34,810
  General and administrative       10,844     11,643     29,078
  Management fees (Note 5)         24,000     24,000     24,000
                                  -------    -------    -------
Total expenses                     34,844     77,621     87,888
                                  -------    -------    -------

Net loss                         ($25,191)  ($65,830)  ($74,658)
                                  =======    =======    =======


See notes to financial statements


                  FUND AMERICA INVESTORS CORPORATION
                  Statements of Shareholder's Equity
              Years ended December 31, 1996, 1995 and 1994

                       Common Stock      Additional                 Total
                    Number of     Par     Paid-in   Accumulated  Shareholder's
                     Shares      Value    Capital     Deficit      Equity
                    -------     ------  ----------   --------    ---------
Balance at
January 1, 1994       1,000     $   10  $  569,990   $ 54,427    $ 624,427
Net loss                  -          -           -    (74,658)     (74,658)
                    -------     ------  ----------   --------    ---------
Balance at
December 31, 1994     1,000         10     569,990    (20,231)     549,769
Shareholder
  distributions           -          -    (200,000)         -     (200,000)
Net loss                  -          -           -    (65,830)     (65,830)
                    -------     -------  ---------   --------    ---------
Balance at
December 31, 1995     1,000         10     369,990    (86,061)     283,939
Net loss                  -          -           -    (25,191)     (25,191)
                    -------     -------  ---------   --------    ---------
Balance at
December 31, 1996     1,000     $   10   $ 369,990  $ (111,252)   $ 258,748
                    =======     ======   =========  ==========    =========


See notes to financial statements


                   FUND AMERICA INVESTORS CORPORATION
                       Statements of Cash Flows

                                                Years Ended December 31,
                                           ---------------------------------
                                               1996       1995       1994
                                            ---------  ---------  ---------
Net cash flows from operating activities:
Net loss                                    ($25,191)   ($65,830)  ($74,658)
  Adjustments
Deferred offering costs                            -      41,978          -
Changes in assets and liabilities:
   Accounts receivable                             -         641    295,770
   Accounts payable                          (40,094)     39,094   (349,877)
   Due to affiliate                                -           -    (57,008)
                                             ---------  --------  ---------
Net cash provided by (used in)
  operating activities                       (65,285)     15,883   (185,773)

Cash flows used in investing activities-
  deferred offering costs                          -     (45,249)   (48,264)

Cash flows used in financing activities-
  distribution to shareholder                      -    (200,000)         -
                                             --------  ---------   --------

Net decrease in cash and cash equivalents    (65,825)   (229,366)  (234,037)

Cash and cash equivalents at
  beginning of year                          212,361     441,727    675,764
                                            ---------  ---------  ---------
Cash and cash equivalents at
  end of year                               $147,076    $212,361   $441,727
                                            ========   =========   ========


See notes to financial statements


FUND AMERICA INVESTORS CORPORATION
Notes to Financial Statements

Note 1.     The Company

     Fund America Investors Corporation (the "Company") was incorporated in the State of Delaware on October 19, 1987 as a limited purpose finance corporation. The Company was established to engage in activities relating to mortgage loans or mortgage loan certificates including other securities which are backed by mortgage loans (the "Collateral"). The Collateral is issued and/or guaranteed by agencies which include Government National Mortgage Association securities ("GNMA Certificates"), Federal National Mortgage Association securities ("FNMA Certificates") and Federal Home Loan Mortgage Corporation securities ("FHLMC Certificates") collectively referred to as ("Agency Certificates") or other entities ("Private Mortgage-Backed Securities"). Among the authorized business activities, the main focus is the issuance of bonds in one or more series of collateralized mortgage obligations ("CMO's") which are secured by the Collateral. To issue these bonds, the Company may acquire, hold, sell or pledge the Collateral, but typically these activities are transacted by beneficially owned trusts created by the Company.

     The Company will not either directly or indirectly through a beneficially owned trust engage in any business or investment activity other than (i) issuing and selling bonds; (ii) investing cash balances on an interim basis in high quality short-term securities; (iii) purchasing, owning, holding, pledging or selling the Collateral or other mortgage-related assets; and (iv) engaging in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

Note 2.     Summary of Significant Accounting Policies

     In general, CMO's are presumed to be borrowing transactions and are to be recorded as liabilities in the financial statements of the issuer. However, a CMO is not accounted for as a borrowing transaction if (a) all but a nominal portion of the future economic benefit inherent in the associated collateral has been passed to the bondholders and (b) no affiliate of the issuer can be required to make any future payments with respect to the obligation. The Company meets these conditions and therefore, the borrowings and the related collateral were eliminated from the financial statements, and all other costs associated with the offering transaction were charged to expense during the reporting period.

     Costs of registering securities are deferred. As the Bonds are issued from the registered securities, costs are charged to operations. The charge is based on the ratio of bonds to securities registered but previously unissued.

     Fees from the bond transactions are recognized as revenue when the transactions close. All expenses of the transaction, including a portion of deferred offering costs, are charged to operations.

     For purposes of reporting cash flows, cash and cash equivalents include demand deposit accounts.

     Net income (loss) per share is not presented, as all shares of common stock are held by a sole shareholder.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     SFAS 107 "Disclosure About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The Company's financial instruments include: cash and cash equivalents, and accounts payable. The carrying amount of these assets and liabilities approximates their fair value.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of " (SFAS No. 121). SFAS No. 121 requires companies to evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value. The Company adopted this statement January 1, 1996. The company's deferred offering costs are considered long-lived assets under this pronouncement. The deferred offering costs are directly related to the remaining, registered and unissued securities. Management expects the full utilization of the remaining securities through use by an affiliated mortgage company under common control. The affiliate is expanding operations which management believes will provide enough production to issue securities. The adoption of SFAS No. 121 did not have an effect on the Company's financial position or results of operations.

     Effective January 1, 1997 the Company will adopt the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as it relates to securitization of mortgage loans, mortgage backed securities and other mortgage collateral. Bonds issued through special purpose entities such as trusts and related mortgage collateral generally will not be reflected in the Company's financial statements. However, any bonds directly issued and the related mortgage collateral would be required to be accounted for in the financial statements of the Company; the prior accounting principles for such issuances allow for derecognition of the mortgage collateral and bonds. Because SFAS No. 125 does not require restatement of previously issued financial statements, there will be no effect on the financial position or results of operations when SFAS No. 125 is adopted.

Note 3.     Income Taxes

     Under the S Corporation guidelines of the Internal Revenue Code as amended, the Company has elected to be treated substantially as a partnership for income tax purposes. As a result, the sole shareholder reports any taxable income or loss of the Company on his individual tax return. Accordingly, no provision for federal income taxes has been recorded in the financial statements.

Note 4.    Line Of Credit

     The Company has a $500,000 revolving line of credit with its sole shareholder. The credit line is unsecured, bears interest at 2% above the base rate used for lending established by a bank (8.25% at December 31, 1996), is payable on demand and is subordinate and junior to the Bonds. As of December 31, 1996, $500,000 was available under the line of credit.

Note 5.     Related Party Transactions

     The Company has engaged in various related party transactions as discussed below. Accordingly, the accompanying financial statements are not necessarily indicative of the financial position that would exist or the results of operations that would have occurred if the transactions had been with unaffiliated entities.

     The sole shareholder of the Company is also President and a Director of The Chotin Group Corporation and Fund America Management Corporation ("FAMC"). In April of 1989, the Company entered into a management agreement with The Chotin Group Corporation (the "Facilities Manager") through the period ended December 31, 1989. This agreement has been subsequently renewed and modified by the parties. Under the terms of the new agreement, the Facilities Manager is required to provide facilities use and other services necessary for the
Company to manage its business affairs.    The management fees paid as a
result of this arrangement amounted to $24,000 for each of the three years in the period ended December 31, 1996.

     Certain administrative functions with respect to some of the Bonds are being performed for the Company by an affiliate, FAMC, pursuant to management agreements executed concurrently at closing date of each Bond issuance transaction.

Note 6.     CMO Information

     At December 31, 1996 and 1995, the outstanding principal balance of the Bonds were as follows:




Trust        Series            1996                  1995
------      -----------    ----------            -------------
N/A         Series 90-1    $52,245,866           $  68,568,999
N/A         Series 91-1     51,858,539              68,690,038
N/A         Series 91-2     15,081,074              20,540,618
N/A         Series 93-1     32,855,773              20,976,567
Trust I     Series 93-2     77,064,373              85,707,363
Trust III   Series 93-4    201,972,826             202,328,918
Trust IV    Series 93-5     16,542,960              17,976,384
Trust IV    Series 93-6     37,827,661              42,561,164
                          ------------           -------------
Totals                    $485,449,072            $527,350,051
                          ============            ============


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                             PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                  Position                                          Age
Steven B. Chotin      Director, Chairman, Chief Executive Officer
                      and President                                      49
Howard J. Glicksman   Director, Vice President and Assistant Secretary 	 51
M. Garrett Smith      Director                                           35
Helen M. Dickens      Director, Vice President and Secretary             43
Kenneth S. Birnbaum   Vice President                                     52

     Steven B. Chotin, 49, has been a Director and the Chairman, Chief Executive Officer and President of the Company since its inception. Mr. Chotin has been President of The Chotin Group Corporation, a financial service firm, since July 1984. Mr. Chotin may be deemed to be a "promoter" within the meaning of Rule 405 under the Securities Act of 1933, as amended (the "Act").

     Howard J. Glicksman, 51, has been a Director of the Company since 1995, Vice President since 1993 and Assistant Secretary since 1992. Mr. Glicksman has been Vice President since 1993, Assistant Secretary and General Counsel since 1989 of The Chotin Group Corporation. Prior to joining The Chotin Group Corporation, Mr. Glicksman was a partner in the Denver, Colorado law firm of Glicksman, Woodrow & Shaner. He currently holds bar and association memberships in Colorado and New York.

     M. Garrett Smith, CFA, 35, is currently Vice President - Corporate Acquisitions of MESA Inc. Mr. Smith has been associated with MESA Inc's. top financial group for seven and half years, most recently serving as Vice President - Finanical Plannig. Prviously, Mr. Smith was a partner with BTC Partners, a financial consultant to MESA, Inc.

     Helen M. Dickens, 43, has been a Director of the Company since 1995,
Vice President and Secretary of the Company since 1992. Ms. Dickens is also Vice President and Chief Operations Officer of The Chotin Group Corporation, positions she has held since 1989. Mrs. Dickens served as Assistant Corporate Secretary and Administrative Assistant to the Chairman of the Board and President of Uniwest Financial Corp., a non-diversified savings and loan company.

     Kenneth S. Birnbaum, 52, has been Vice President of the Company since 1993. Mr. Birnbaum is Vice President of The Chotin Group Corporation, a position he has held since 1990. He is also the Manager of The Chotin Group Corporation's Washington, D.C., office. Prior to joining The Chotin Group Corporation, Mr. Birnbaum was General Counsel of Bracy Williams & Company, a government affairs firm specializing in advising corporations on federal, financial, energy and transportation-related legislative and administrative matters. He is currently a member of the bar of the District of Columbia.

     Directors and Executive Officers are elected annually for a one year term.

ITEM 11.     EXECUTIVE COMPENSATION

     As of December 31, 1996, no executive officer had received any compensation exceeding $100,000.

     The Company has not paid any compensation pursuant to plans or any other compensation arrangement. The Company pays its outside director a monthly fee of $150.00. No other officers or directors receive any compensation for their services.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

                                                        Amount and
                                                        Nature of   Percent
Title                                                   Beneficial    of
of Class     Name and Address of Beneficial Owner     Ownership (1)  Class
--------     ------------------------------------     -------------  -----
Common       Steven B. Chotin                                1,000    100%
             6400 S. Fiddler's Green Circle, Suite 1200
             Englewood, CO  80111

(1) Amount of such shares with respect to which persons indicated have the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Securities Exchange Act of 1934: Zero.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sole shareholder of the Company is also the sole shareholder, President and Director of The Chotin Group Corporation. On January 1, 1993, the Company entered into a Management Agreement with The Chotin Group Corporation (the "Facilities Manager"). This agreement remains in force until written termination of the agreement is presented by either party. As of December 31, 1996, no such notice of termination has been given or received by the Company. Under the terms of the agreement, the Facilities Manager is required to provide facilities use and other services necessary for the Company to manage its business affairs. The annual fee for the services is $24,000.

                                PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF
             FORM 8-K

( a )(1)     Financial Statements
             -  Independent Auditors' Report
             -  Balance Sheets at December 31, 1996 and 1995
             - Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994
             - Statements of Shareholder's Equity for the Years Ended December 31, 1996, 1995 and 1994
             - Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994
             - Notes to Financial Statements for the Years Ended December 31, 1996, 1995 and 1994

( a )(2)     Financial Statement Schedules

                The financial statement schedules have been omitted because they are inapplicable.

( b )           Reports on Form 8-K

                None

( c )           Exhibits

                Exhibit 27.  Financial Data Schedule


                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FUND AMERICA INVESTORS CORPORATION
                                    (Registrant)


Date March 31, 1997                By:________________________________________
                                      Helen M. Dickens
                                      Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Steven B. Chotin     Director, Chairman, Chief Executive    March 31, 1997
Steven B. Chotin         Officer and President
                        (Principal Executive Officer)


/s/ Helen M. Dickens     Director, Vice President and
Helen M. Dickens         Treasurer (Principal Financial
                         Officer)                               March 31, 1997



/s/ Howard J. Glicksman  Director, Vice President and           March 31, 1997
Howard J. Glicksman      Assistant Secretary



/s/ Garrett Smith        Director                               March 31, 1997
Garrett Smith



/s/ Kenneth S. Birnbaum  Vice President                         March 31, 1997
Kenneth S. Birnbaum


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


     Since the Company has a sole shareholder, the Company has not sent and will not send an annual report or proxy material to its shareholder.