Form 10-Q
period 1997-03-31
FUND AMERICA INVESTORS CORP
filed 1997-05-15
CIK 823980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  X     NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 15,1997 -- 1,000 shares


                    FUND AMERICA INVESTORS CORPORATION
                           FORM 10-Q FOR THE
                     THREE MONTHS ENDED MARCH 31, 1997


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


                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       FUND AMERICA INVESTORS CORPORATION
                                 BALANCE SHEETS
                                  (Unaudited)

                                           March 31,      December 31,
                                             1997            1996
                                         -----------      ------------
Assets
  Cash                                     $141,831         $147,076
  Deferred offering costs                   111,672          116,672
                                           --------         --------
     Total assets                          $252,503         $258,748
                                           ========         ========


Liabilities - Accounts payable            $   6,282         $      -
                                          ---------         --------

Shareholder's equity
  Common stock, par value $.01 per
    share; 10,000 shares authorized;
    1,000  shares issued and
    outstanding                                 10               10
  Additional paid-in capital               369,990          369,990
  Accumulated deficit                     (122,779)        (111,252)
                                          --------         --------
     Total shareholder's equity            247,221          258,748
                                          --------         --------
     Total liabilities and
     shareholder's equity                 $253,503         $258,748
                                          ========         ========



See notes to financial statements

                                 3

                 FUND AMERICA INVESTORS CORPORATION
                    Statements of Operations
                            (Unaudited)


                                             Three Months ended
                                                  March 31
                                           ---------------------
                                              1997        1996
                                           ---------    --------
Revenue
 Interest income                            $ 1,226      $ 1,916
                                            --------     --------
  Total revenue                               1,226        1,916
                                            --------     --------

Expenses
 General and administrative                   6,621        6,661
 Legal fees                                     132          176
 Management fees                              6,000        6,000
                                            --------     --------
  Total expenses                             12,753       12,837
                                            --------     --------
  Net loss                                  $(11,527)   $(10,921)
                                            ========    ========


See notes to financial statements

                                 4

                      FUND AMERICA INVESTORS CORPORATION
                           Statements of Cash Flows
                                 (Unaudited)

                                            Three months ended
                                                 March 31,
                                           --------------------
                                             1997         1996
                                           --------    --------
Net cash flow used in
operating activities:

Net loss                                   $ (11,527)   $(10,921)
 Adjustments to reconcile net loss
 to net cash flow used in operating
 activities:
    Changes in operating
    assets and liabilities:
      Deferred offering costs                     -        5,000
      Accounts payable                        6,282        2,957
                                            --------     --------
Net cash flow used in
  operating activities                       (5,245)      (2,964)
                                            --------     --------
Net decrease in cash                         (5,245)      (2,964)

Cash at beginning of period                 147,076      212,361
                                            -------     --------
Cash at end of period                      $141,831     $209,397
                                           ========     ========


See notes to financial statements

                                 5

                   FUND AMERICA INVESTORS CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)
               Three months ended March 31, 1997 and 1996

1.  Basis of Presentation

Organization
-------------

Fund America Investors Corporation (the "Company") was incorporated in the State of Delaware on October 19, 1987 as a limited purpose finance corporation. The company was established to engage in the issuance and administration of Collateralized Mortgage Obligations ("CMOs") which are secured by mortgage loans or by mortgage loan pass-through certificates backed by mortgage loans (collectively referred as the "Collateral").
The Collateral may be issued and/or guaranteed by agencies, including the Government National Mortgage Association, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, or other entities. To issue such CMOs, the Company may acquire, hold, sell or pledge the Collateral, but typically these activities are transacted through trusts beneficially owned and created by the Company.

The Company may not, either directly or indirectly, through a beneficially owned trust, engage in any business or investment activity other than
(i) issuing and selling CMOs; (ii) investing cash balances on an interim basis in high quality short-term securities; (iii) purchasing, owning, holding, pledging or selling Collateral or other mortgage-related assets; and (iv) engaging in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

Under its fourth Registration Statement, declared effective on July 23, 1993, the Company currently has registered but unissued
$141,000,0000 in CMOs. The Company will continue to seek opportunities to utilize the remaining $141 million of registered and unissued CMO's.

2. Unaudited Financial Statements

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1997, and the results of its operations and cash flows for the periods ended March 31, 1997 and 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Company expects to fund its ongoing operations from its cash balances, revenue derived from CMO offerings and, if necessary, with borrowings from its sole shareholder. As of March 31, 1997, $500,000 was available to be borrowed from the Company's sole shareholder. Any borrowings will be subordinate and junior to any issued mortgage securities.

The Company will use substantially all of the net proceeds from the issuance of each series of CMOs to acquire the mortgage loans or mortgage certificates pledged as collateral for such series of CMOs, and to pay the bond issuance expenses incurred in connection with the transaction.

Results of Operations
---------------------

The Company reported a net loss for the three months ended March 31, 1997 of $11,527 as compared to a net loss for the three months ended March 31, 1996 of $10,921. A decrease of interest earned on cash balances is the primary difference in the results of operations between the two reporting periods.

                                    6

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

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits

             Exhibit 27. Financial Data Schedule

         B.  Form 8-K - None


                                     7

                             SIGNATURES
                             ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FUND AMERICA INVESTORS CORPORATION
                                    ----------------------------------
                                    (Registrant)


Date:       May 15, 1997            By:  /s/Helen M. Dickens
                                       -----------------------------
                                        Helen M. Dickens
                                        Vice President and Secretary
                                       (Duly authorized and
                                        Principal Financial Officer)


                                     8