Form 10-Q
period 1997-06-30
FUND AMERICA INVESTORS CORP
filed 1997-08-14
CIK 823980

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                FORM 10-Q


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997,

                                    OR

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 14, 1997 -- 1,000 shares


                    FUND AMERICA INVESTORS CORPORATION
                           FORM 10-Q FOR THE
                      SIX MONTHS ENDED JUNE 30, 1997


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

                            PAGE 2


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       FUND AMERICA INVESTORS CORPORATION
                                BALANCE SHEETS
                                 (Unaudited)
                                          June 30,             December 31,
                                            1997                   1996
                                          ________             ___________
   Assets
     Cash                                 $131,720               $147,076
     Deferred offering costs               111,672                111,672
                                          ________              __________
   Total assets                           $243,392               $258,748
                                          ========              ==========

    Liabilities - accounts payable        $  2,010              $       -
                                          ________              __________

    Shareholder's equity
      Common stock, par value
      $.01 per share;
      10,000 shares authorized;
      1,000  shares issued and
      outstanding                               10                     10

      Additional paid-in capital           369,990                369,990

      Accumulated deficit                 (128,618)              (111,252)
                                          ________              _________
         Total shareholder's equity        241,382                258,748
                                          ________              _________

      Total liabilities and
        shareholder's equity              $243,392                $258,748
                                          ========               =========



                                     Page 3


                        FUND AMERICA INVESTORS CORPORATION
                             Statements of Operations
                                   (Unaudited)


                                    Three months ended    Six months ended
                                        June 30,             June 30,
                                    _________________     ________________
                                    1997       1996       1997       1996
                                  ______      _______    ______    _______
   Revenue
     Interest income              $1,171      $1,485     $2,397    $3,401
     Miscellaneous income              0       3,600          0     3,600
                                  ______      ______     ______    ______
           Total revenue           1,171       5,085      2,397     7,001
                                  ______      ______     ______    ______

    Expenses
     General and administrative      460       1,016      7,081     7,677
     Legal fees                      550         192        682       368
     Management fees               6,000       6,000     12,000    12,000
                                  ______      ______     ______    ______
           Total expenses          7,010       7,208     19,763    20,045
                                  ______      ______     ______    ______
           Net loss              $(5,839)    $(2,123)  $(17,366) $(13,044)
                                 =======     =======   ========  ========






                     FUND AMERICA INVESTORS CORPORATION
                           Statements of Cash Flows
                                 (Unaudited)


                                              Six months ended
                                                    June 30,
                                          ________________________
                                            1997             1996
                                        _________         _________
    Net cash flow used in
    operating activities:

      Net loss                          $(17,366)         $(13,044)

     Adjustments to reconcile net
     loss to net cash flow
     from operating activities:
      Changes in operating
      assets and liabilities:
         Deferred offering costs                -            5,000
         Accounts payable                   2,010          (45,085)
                                        _________         ________
    Net cash flow used in
    operating activities                  (15,356)         (53,129)
                                        _________         ________

   Net decrease in cash                   (15,356)         (53,129)

   Cash at beginning of period            147,076          212,361
                                         ________         ________

   Cash at end of period                 $131,720         $159,232
                                         ========         ========





                     FUND AMERICA INVESTORS CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                   Six months ended June 30, 1997 and 1996

  1.  Basis of Presentation

    Organization

       Fund America Investors Corporation (the "Company") was incorporated in the State of Delaware on October 19, 1987 as a limited purpose finance corporation. The company was established to engage in the issuance and administration of Collateralized Mortgage Obligations ("CMOs") which are secured by mortgage loans or by mortgage loan pass-through certificates backed by mortgage loans (collectively referred to as the "Collateral"). The Collateral may be issued and/or guaranteed by agencies, including the Government National Mortgage Association, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, or other entities. To issue such CMOs, the Company may acquire, hold, sell or pledge the Collateral, but typically these activities are transacted through trusts beneficially owned and created by the Company.

       The Company may not, either directly or indirectly, through a beneficially owned trust, engage in any business or investment activity other than (i) issuing and selling CMOs (ii) investing cash balance on an interim basis in high quality short-term securities; (iii) purchasing, owning, holding, pledging or selling the Collateral or other mortgage-related assets; and (iv)engaging in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

       Under its fourth Registration Statement, declared effective on July 23, 1993, the Company currently has registered but unissued $141,000,000 in CMOs. The Company will continue to seek opportunities to utilize the remaining $141 million of registered and unissued CMOs.

  2. Unaudited Financial Statements

       In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1997, and the results of its operations and cash flows for the periods ended June 30, 1997 and 1996.


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Liquidity and Capital Resources

       The Company expects to fund its ongoing operations from its cash balances, revenue derived from CMO offerings and, if necessary, with borrowings from its sole shareholder. As of June 30, 1997, $500,000 was available to be borrowed from the Company's sole shareholder. Any borrowings will be subordinate and junior to any issued mortgage securities.

       The Company will use substantially all of the net proceeds from the issuance of each series of CMOs to acquire the mortgage loans or mortgage certificates pledged as collateral for such series of CMOs, and to pay issuance expenses incurred in connection with the transaction.

       Results of Operations

       The Company reported a net loss for the six months ended June 30, 1997 of $17,366 as compared to a net loss for the six months ended June 30, 1996 of $13,044. A decrease of interest earned on cash balances is the primary difference in the results of operations between the two reporting periods.


                               Page 7

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



                                Page 8

                             SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FUND AMERICA INVESTORS CORPORATION
                                    (Registrant)


    Date:   August 14, 1997         By: /s/ Helen M. Dickens
                                    Helen M. Dickens
                                    Vice President, Secretary/Treasurer
                                    (Duly authorized and Principal
                                    Financial Officer






                                 Page 9
