Form 10-Q
period 1997-09-30
FUND AMERICA INVESTORS CORP
filed 1997-11-14
CIK 823980

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 14, 1997 -- 1,000 shares


                   FUND AMERICA INVESTORS CORPORATION
                           FORM 10-Q FOR THE
                  NINE MONTHS ENDED SEPTEMBER 30, 1997


                                INDEX


  PART I.  FINANCIAL INFORMATION                           PAGE NO.

       Item 1.   Financial Statements                         3

       Item 2.   Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operation                     7

  PART II.  OTHER INFORMATION

       Item 1.   Legal Proceedings                            8

       Item 2.   Changes in Securities                        8

       Item 3.   Defaults upon Senior Securities              8

       Item 4.   Submission of Matters to a Vote
                 of Security Holders                          8

       Item 5.   Other Information                            8

       Item 6.   Exhibits and Reports                         8

       SIGNATURES                                             9


                        PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

                    FUND AMERICA INVESTORS CORPORATION
                              BALANCE SHEETS
                                (Unaudited)


                                      September 30,      December 31,
                                          1997               1996
                                      _____________      ____________

  Assets
    Cash                                $123,234           $147,076
    Deferred offering costs              111,672            111,672
                                        ________           ________

      Total assets                      $234,906           $258,748
                                        ========           ========
  Shareholder's equity
    Common stock, par value $.01 per
     shares; 10,000 shares authorized;
     1,000 shares issued and
     outstanding                              10                 10
    Additional paid-in capital           369,990             369,990
    Accumulated deficit                 (135,094)           (111,252)
                                        ________            ________

      Total shareholders equity          234,906             258,748
                                        ________            ________
       Total liabilities and
       shareholder's equity             $234,906            $258,748
                                        ========            ========




                      FUND AMERICA INVESTORS CORPORATION
                         Statements of Operations
                                (Unaudited)


                            Three months ended      Nine months ended
                               September 30,          September 30,
                            __________________      _________________
                              1997      1996         1997       1996
                             ______    ______       ______     ______
  Revenue
   Interest income          $1,100     $1,355       $3,497     $4,756
   Miscellaneous income          -          -            -      3,600
                            ______     ______       ______     ______
         Total revenue       1,100      1,355        3,497      8,356
                            ______     ______       ______     ______

  Expenses
   General and
   administrative              582        497        7,662      8,174
   Legal fees                  995          -        1,677        368
   Management fees           6,000      6,000       18,000     18,000
                           _______    _______     ________   ________
         Total expenses      7,577      6,497       27,339     26,542
                           _______    _______     ________   ________
         Net loss          $(6,477)   $(5,142)    $(23,842)  $(18,186)
                           =======    =======     ========   ========







                     FUND AMERICA INVESTORS CORPORATION
                        Statements of Cash Flows
                                (Unaudited)


                                                 Nine months ended
                                                   September 30,
                                               ____________________
                                                 1997         1996
                                               _______      _______
Net cash flow from
  operating activities:

    Net loss                                 $(23,842)     $(18,186)

   Adjustments to reconcile
   net loss to net cash flow
   from operating activities:
    Changes in operating assets
    and liabilities:
       Accounts payable                             -       (44,926)
       Deferred offering costs                      -         5,000
                                             ________      ________
  Net cash flow used in
  operating activities                        (23,842)      (52,112)
                                             ________      ________

  Net decrease in cash                        (23,842)      (58,112)

  Cash at beginning of period                 147,076       212,361
                                              _______       _______

  Cash at end of period                      $123,234      $154,249
                                             ========      ========





                   FUND AMERICA INVESTORS CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
              Nine months ended September 30, 1997 and 1996

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

  The Company may not, either directly or indirectly through a beneficially owned trust, engage in any business or investment activity other than (i) issuing and selling CMOs (ii) investing its cash balance on an interim basis in high quality short-term securities; (iii) purchasing, owning, holding, pledging or selling the Collateral or other mortgage-related assets; and (iv) engaging in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

  Under its fourth Registration Statement, declared effective on July 23, 1993, the Company currently has registered but unissued $141,000,000 in CMOs. The Company will continue to seek opportunities to utilize the remaining $141 million of registered and unissued CMOs.

  2. Unaudited Financial Statements

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1997, and the results of its operations and cash flows for the periods ended September 30, 1997 and 1996.


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity and Capital Resources

  The Company expects to fund its ongoing operations from its cash balances, revenue derived from CMO offerings and, if necessary, with borrowings from its sole shareholder. As of September 30, 1997, $500,000 was available to be borrowed from the Company's sole shareholder. Any borrowings will be subordinate and junior to any issued mortgage securities.

  The Company will use substantially all of the net proceeds from the issuance of each series of CMOs to acquire the mortgage loans or mortgage certificates pledged as collateral for such series of CMOs, and to pay issuance expenses incurred in connection with the transaction.

  Results of Operations

  The third quarter operations resulted in a net loss of $6,477 and $5,142, respectively, for the three months ended September 30, 1997 and 1996. Comparably, the Company reported a net loss for both nine month periods ended September 30, 1997 and 1996 of $23,842 and $18,186.

  Both interim periods reflected the same operating activities, generating no issuance income while funding normal ongoing expenses. The primary reason for the increase in the net loss from 1996 to 1997 resulted from reduced interest earnings on cash balances.

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


  Date:       November 14, 1997         By: /s/ Helen M. Dickens

                                        Helen M. Dickens
                                        Vice President, Secretary/Treasurer