Form 10-K
period 1997-12-31
FUND AMERICA INVESTORS CORP
filed 1998-03-31
CIK 823980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K


          [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997, or

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
         (State or other jurisdiction               (I.R.S. Employer
      of incorporation or organization)          identification number)


                   6400 S. Fiddlers Green Circle, Suite 1200A
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

      Indicate by check mark if disclosure of delinquent filers
      pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
      incorporated by reference in Part III of this Form 10-K or
      any amendment to this Form 10-K.   X

      State the aggregate market value of the voting stock held by non-affiliates of the registrant: As of December 31, 1997: $0.00.

      The number of shares outstanding of the Registrant's $0.01 par value common stock, as of March 27, 1998, was 1,000 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None.


                                   PART I
ITEM 1.        BUSINESS

     Fund America Investors Corporation (the "Company") was incorporated in the State of Delaware on October 19, 1987 as a limited purpose finance corporation. The Company was established to engage in activities relating to mortgage loans or mortgage loan certificates including other securities which are backed by mortgage loans (the "Collateral"). The Collateral is issued and/or guaranteed by agencies which include Government National Mortgage Association securities ("GNMA Certificates"), Federal National Mortgage Association securities ("FNMA Certificates") and Federal Home Loan Mortgage Corporation securities ("FHLMC Certificates") collectively referred to as ("Agency Certificates") or other entities ("Private Mortgage-Backed Securities"). Among the Company's authorized business purposes, its primary activity is the issuance of bonds in one or more series of collateralized mortgage obligations ("CMO's") which are secured by the Collateral. To issue such bonds, the Company may acquire, hold, sell or pledge the Collateral, but typically these activities are transacted through trusts beneficially owned and created by the Company.

     The Company may not, either directly or indirectly through a beneficially owned trust, engage in any business or investment activity other than (1) issuing and selling bonds; (2) investing cash balances on an interim basis in high quality short-term securities; (3) purchasing, owning, holding, pledging or selling the Collateral or other mortgage-related assets; and (4) engaging in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

     To date, the Company or certain trusts established by the Company have issued nine bond offerings totaling $1,508,989,338
(the "Bonds").   The Bonds which are issued directly by the
Company are direct obligations of the Company, (see Note 2 of Notes to Financial Statements for a further discussion). Payments to the bondholders are payable from the principal and interest payments received on the Collateral payments. For the benefit of the bondholders, all Collateral related to the Bonds has been pledged to a trustee. The Bonds are considered CMO's under generally accepted accounting principles.

       Under a fourth registration statement filed on Form S-11 (No. 33-60662), the Company currently has approximately $141 million of registered and unissued CMO's. This registration statement was filed with the Securities and Exchange Commission ("SEC") on April 7, 1993 and became effective on July 23, 1993. The prospectus accompanying this registration statement is combined with the prospectus accompanying the Company's third registration statement (No. 33-43175). The unissued securities of the third registration statement were carried forward to the fourth registration statement pursuant to Rule 429 of the Securities Act of 1933 as amended.


     During 1997, an evaluation of the Company's deferred offering costs was performed to determine the fair value. The determination indicated that the Company's shelf registration as it currently stands cannot be used without some updating. In order to utilize the registration statement, the Company anticipates an additional cost of $17,500 must be expended. After updating costs are paid, the total deferred offering costs would increase to an excess of $72,769 over currently acceptable market pass-through costs. Management does anticipate usage of the remaining shelf by an affiliated company. Therefore, in accordance with SFAS No. 121 "Impairment of Long-Lived Assets to be Disposed Of", the Company is charging $72,769 to current year operations.

 ITEM 2.       PROPERTIES

     The Company has no material physical properties.

ITEM 3.        LEGAL PROCEEDINGS

     None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS

     No matters were submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                             PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common stock and no dividends have been declared or paid. All of the Company's common stock is owned by a sole shareholder.




ITEM 6.        SELECTED FINANCIAL DATA


                                  Year Ended December 31,
                    --------------------------------------------------
                      1997      1996       1995        1994       1993
                    -------   -------    --------   ---------   ---------

Income Statement
Data:

Revenue           $   4,533  $  9,653   $  11,791   $  13,230  $2,434,546

Net income(loss)  $(102,682) $(25,191)  $ (65,830)  $ (74,658) $  248,491

Net income(loss)
per share of
common stock             (1)       (1)         (1)         (1)         (1)

Balance Sheet Data:

Total assets      $ 156,172  $258,749   $ 329,033   $ 555,769  $1,037,312

Shareholder's
equity            $ 156,066  $258,749   $ 283,939   $ 549,769  $  624,427

(1) Not presented, as all shares of common stock are held by a sole shareholder.



ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

1.   (a)     General

     As more fully described below, the Company or certain established trusts have issued nine series of registered CMO's aggregating $1,508,989,338 in initial issuance amount. As of December 31, 1997, six series of CMO's remain outstanding. The following list consists of only those outstanding series shown with the initial issuance amounts.


                       Initial
Trust      Series      Amount           Collateral
-----     --------     -------------    -------------------------------

n/a        1991-1      $350,000,000     GNMA Certificates

n/a        1991-2      $150,000,000     GNMA Certificates

n/a        1993-1      $ 66,040,000     GNMA Certificates and FNMA
                                        Certificates

I          1993-2      $117,350,000     FNMA Certificates and FHLMC
                                        securities; Private Mortgage-Backed
                                        securities; cash, other mortgage-
                                        backed securities or certain United
                                        States Treasury securities

IV         1993-5      $ 20,249,338     FNMA Stripped Mortgage-Backed
                                        Security ("FNMA SMBS") held in the
                                        form of a FNMA Guaranteed MBS Pass-
                                        Through Certificate and included
                                        in FNMA SMBS Trust 000240-CL

IV         1993-6      $ 50,350,000     FNMA and FHLMC securities; certain
                                        CMO's issued by Trust IV, Series
                                        1993-5; cash, other mortgage-backed
                                        securities or certain United States
                                        Treasury securities


     To date, the Company has issued four CMO offerings totaling $966,040,000 ("the FAIC Bonds"). The FAIC Bonds are a direct obligation of the Company and have been structured to be payable from the principal of and interest on the collateral pledged to the Trustee for the benefit of the Bondholders. In addition, the Company established four trusts which issued five CMO offerings totaling $542,949,338 (the "FAIT Bonds"). The FAIT Bonds are a direct obligation of each related trust which have been structured to be payable from the principal of and interest on the collateral pledged to the Indenture Trustee for the benefit of the Bondholders. The FAIC Bonds and the FAIT Bonds constitute Collateralized Mortgage Obligations ("CMO's) as defined by Financial Accounting Standards Board Technical Bulletin 85-2 ("TB 85-2"). In general, TB 85-2 provides that CMO's are presumed to be borrowing transactions and should be recorded as liabilities in the financial statements of the issuer. However, a CMO is not accounted for as a borrowing transaction if, (a) all but a nominal portion of the future economic benefits inherent in the associated collateral has been passed to the Bondholders and (b) no affiliate of the issuer can be required to make any future payments with respect to the obligation. The FAIC Bonds and the FAIT Bonds meet the exceptions set forth above and therefore, the borrowings and the related collateral were eliminated from the financial statements, and all other costs associated with the offering transactions were charged to expense during the issuance period.


                             Page 4

b)   Prospective Bond Issuances

     The Company has $141 million of remaining, registered, and unissued securities. After all registration updates are completed, management expects that these securities will be fully utilized through securitization of mortgage loans that will be generated by an affiliate under common control. The affiliate is a mortgage company that intends to securitize its expanded production under the Company's shelf.

c) The Year 2000 Issue

     With the year 2000 approaching, potential computer failures and errors may occur due to problems with the computerized recognition of date codes. The Company is currently in the process of assessing systems to address this issue, and to determine the extent that any problem may pose to operations of the Company. All operations are essentially driven by the issuance of securities. The Company has identified three areas of potential concern including the registration of securities, the issuance of securities, and administrative operations.

      The preparation, filing, and follow-up of the registration and issuance processes are typically hired out to firms that specialize in these services. The potential limitations of critical systems relied upon from retained third parties for the registration and issuance of securities will not be known until further investigation and inquiries have been finished.

      To determine external vulnerability with out-sourced providers, communications will be initiated by May 1998. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's operations. Furthermore, no guarantee can be made for third party suppliers remediation of their own Year 2000 compliance.

      The third area includes administrative systems that are supported by The Chotin Group Corporation (TCG), a related party.
TCG provides the Company with office facilities and administrative functions. Current status of TCG's systems will be provided along with a detailed compliance plan for remediation of systems that require updating or upgrading. A status report should be received by June 1998.

      Without a reasonably complete assessment of systems that could be vulnerable to problems, the Company does not have reasonable basis to conclude that the Year 2000 compliance issue will not likely have an operational impact on the Company. In addition, without a reasonably conclusive basis, reported financial information will not necessarily be an indication of future operating results or future financial condition. However, due to the fact that all systems are hired out, the Company does not expect to incur any direct cost that would materially affect its financial condition.


2.   Liquidity and Capital Resources

     The Company expects to fund ongoing operating expenses from working capital, revenue derived from bond transactions or with borrowings obtained from its sole shareholder. As of December 31, 1997, $500,000 was available under a line of credit provided by the Company's sole shareholder.

3.   Results of Operations

     The Company reported a net loss for the year ended December
31, 1997 of $102,682 as compared to a net loss of $25,191 for the year ended December 31, 1996 and net loss of $65,830 for the year ended December 31, 1995. The Company did not issue any bonds during these three reporting periods. In 1997, the net loss reported included an operating loss of $29,913 and an asset impairment charge of $72,769.
In 1995 the Company incurred expenses of $41,978 for offering costs re-lated to prior periods. Issuance expenses and associated general and administrative expenses are paid or accrued at the time of closing based upon the Company's best estimate of those costs. These estimates are adjusted in subsequent reporting periods when the actual expenses are known.


                                Page 5

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT





Board of Directors and Shareholder
Fund America Investors Corporation
Englewood, Colorado


We have audited the accompanying balance sheets of Fund America Investors Corporation as of December 31, 1997 and 1996, and the related statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE  LLP

Denver, Colorado
February 27, 1998



                       FUND AMERICA INVESTORS CORPORATION
                                  Balance Sheets

                                                December 31,
                                           ---------------------
                                           1997             1996
                                          ------           ------


Assets
  Cash and cash equivalents (Note 2)      $117,269         $147,076
  Deferred offering costs (Note 2)          38,903          111,672
                                          --------         --------
Total assets                              $156,172         $258,748
                                          ========         ========



Liabilities - Accounts payable            $    106         $      -
                                          --------         --------

Shareholder's equity
  Common stock, par value $.01
    per share; 10,000 shares authorized;
    1,000 shares issued and outstanding        10                10
  Additional paid-in capital              369,990           369,990
  Accumulated deficit                    (213,934)         (111,252)
                                         ---------         ---------
Shareholder's equity - net                156,066           258,748
                                         --------          --------
Total liabilities and
  shareholder's equity                   $156,172          $258,748
                                         ========          ========




See notes to financial statements






                         FUND AMERICA INVESTORS CORPORATION
                             Statements of Operations



                                         Year Ended December 31,
                                    ---------------------------------
                                    1997           1996          1995
                                   ------         ------        ------


Revenue
 Interest income                 $  4,533       $  6,053      $ 11,791
 Miscellaneous Income                   -          3,600             -
                                 --------       --------      --------
Total revenue                       4,533          9,653        11,791
                                 --------       --------      --------

Expenses
 Deferred offering costs                -              -        41,978
 General and administrative        10,446         10,844        11,643
 Management fees (Note 5)          24,000         24,000        24,000
 Impairment of long-lived
   assets (Note 2)                 72,769              -             -
                                 --------       --------      --------
Total expenses                    107,215         34,844        77,621
                                 --------       --------      --------

Net loss                        $(102,682)      $(25,191)     $(65,830)
                                =========       ========      ========





     See notes to financial statements


                                      Page 8




                        FUND AMERICA INVESTORS CORPORATION
                        Statements of Shareholder's Equity
                    Years ended December 31, 1997, 1996 and 1995


                       Common Stock    Additional                    Share-
                   Number of      Par     Paid-in  Accumulated     holder's
                      Shares    Value     Capital      Deficit   Equity-Net
                   ---------   -------  ---------  -----------   ----------

Balance at
  January 1,1995       1,000   $   10    $569,990   $ (20,231)    $ 549,769
Shareholder
  distributions            -        -    (200,000)          -     (200,000)
Net loss                   -        -           -     (65,830)     (65,830)
                     -------   ------    --------    --------     --------

Balance at
  December 31, 1995    1,000       10     369,990     (86,061)     283,939
Net loss                   -        -           -     (25,191)     (25,191)
                     -------   ------    --------    --------     --------

Balance at
  December 31, 1996    1,000       10     369,990    (111,252)     258,748
Net loss                   -        -           -    (102,682)    (102,682)
                      ------   ------    --------    --------     --------

Balance at
  December 31, 1997    1,000   $   10    $369,990   $(213,934)    $156,066
                      ======   ======    ========   =========     ========



 See notes to financial statements


                                    Page 9




                          FUND AMERICA INVESTORS CORPORATION
                              Statements of Cash Flows



                                            Year Ended December 31,
                                       ---------------------------------
                                        1997          1996         1995
                                       ------        ------       ------


Net cash flows from operating
  activities:

Net loss                              $(102,682)    $(25,191)    $(65,830)
Adjustments
 Impairment of deferred
    offering costs                       72,769            -       41,978
Changes in assets and liabilities:
 Accounts receivable                          -            -          641
 Accounts payable                           106      (40,094)      39,094
                                      ---------     --------     --------
Net cash (used in) provided by
 operating activities                   (29,807)     (65,285)      15,883


Cash flows used in investing activities-
  Deferred offering costs                     -            -      (45,249)


Cash flows used in financing activities-
  Shareholder distributions                   -            -     (200,000)

                                      ---------     --------    ---------
Net decrease in cash and
     cash equivalents                   (29,807)     (65,825)    (229,366)

Cash and cash equivalents at
     beginning of year                  147,076      212,361      441,727
                                       --------     --------    ---------

Cash and cash equivalents at
     end of year                       $117,269     $147,076     $212,361
                                       ========     ========     ========




See notes to financial statements

                                     Page 10


                         FUND AMERICA INVESTORS CORPORATION
                           Notes to Financial Statements


Note 1.        The Company

     Fund America Investors Corporation (the "Company") was incorporated in the State of Delaware on October 19, 1987 as a limited purpose finance corporation. The Company was established to engage in activities relating to mortgage loans or mortgage loan certificates including other securities, which are backed by mortgage loans (the "Collateral"). The Collateral is issued and/or guaranteed by agencies which include Government National Mortgage Association securities ("GNMA Certificates"), Federal National Mortgage Association securities ("FNMA Certificates") and Federal Home Loan Mortgage Corporation securities ("FHLMC Certificates") collectively referred to as ("Agency Certificates") or other entities ("Private Mortgage-Backed Securities"). Among the authorized business activities, the main focus is the issuance of bonds in one or more series of collateralized mortgage obligations ("CMO's") which are secured by the Collateral. To issue these bonds, the Company may acquire, hold, sell or pledge the Collateral, but typically these activities are transacted by beneficially owned trusts created by the Company.

     The company will not, either directly or indirectly through a beneficially owned trust, engage in any business or investment activity other than (1) issuing and selling bonds; (2) investing cash balances on an interim basis in high quality short-term securities; (3) purchasing, owning, holding, pledging or selling the Collateral or other mortgage-related assets; and
(4) engaging in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

Note 2.        Summary of Significant Accounting Policies

     In general, CMO's are presumed to be borrowing transactions and are to be recorded as liabilities in the financial statements of the issuer. However, a CMO is not accounted for as a borrowing transaction if (a) all but a nominal portion of the future economic benefits inherent in the associated collateral has been passed to the Bondholders and (b) no affiliate of the issuer can be required to make any future payments with respect to the obligation. The Company meets these conditions and therefore, the borrowings and the related collateral were eliminated from the financial statements, and all other costs associated with the offering transaction were charged to expense during the reporting period.

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

     SFAS No. 107 "Disclosure About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The Company's financial instruments include: cash and cash equivalents, and accounts payable. The carrying amount of these assets and liabilities approximates their fair value.


     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" requires companies to evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value. The Company's deferred offering costs are considered long-lived assets under this pronouncement. An evaluation of the Company's deferred offering costs was performed to determine the fair value as of December 31, 1997. The determination indicated that the Company's shelf registration as it currently stands can not be used without some updating. In order to utilize the registration statement, the Company anticipates an additional cost of $17,500 must be expended.
After updating costs are paid, the total deferred offering cost would increase to an excess of $72,769 over currently acceptable market pass-through costs. Management does anticipate usage of the remaining shelf by an affiliated company. Therefore, the Company is charging $72,769 to current year operations.

     Effective January 1, 1997 the Company adopted the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as it relates to securitization of mortgage loans, mortgage backed securities and other mortgage collateral. Bonds issued through special purpose entities such as trusts and related mortgage collateral generally are not reflected in the Company's financial statements. However, any bonds directly issued and the related mortgage collateral would be required to be accounted for in the financial statements of the Company; the prior accounting principles for such issuances allowed for derecognition of the mortgage collateral and bonds. Because SFAS No. 125 does not require restatement of previously issued financial statements, there was no effect on financial position or results of operations of the Company as a result of adoption of SFAS No. 125.

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

Note 4.        Line Of Credit

     The Company has a $500,000 revolving line of credit with its sole shareholder. The credit line is unsecured, bears interest at 2% above the base rate used for lending established by a bank (8.5% at December 31, 1997), is payable on demand and is subordinate and junior to the Bonds. As of December 31, 1997, $500,000 was available under the line of credit.

Note 5.        Related Party Transactions

     The Company has engaged in various related party transactions as discussed below. Accordingly, the accompanying financial statements are not necessarily indicative of the financial position that would exist or the results of operations that would have occurred if the transactions had been with unaffiliated entities.

     The sole shareholder of the Company is also President and a Director of The Chotin Group Corporation and Fund America Management Corporation ("FAMC"). In April 1989, the
Company entered into a management agreement with The Chotin Group Corporation (the "Facilities Manager") through the period ended December 31, 1989. This agreement has been subsequently renewed and modified by the parties. Under the terms of the new agreement, the Facilities Manager is required to provide facilities use and other services necessary for the Company to
manage its business affairs.    The management fees paid as a
result of this arrangement amounted to $24,000 for each of the three years in the period ended December 31, 1997.


                         Page 12

     On January 1, 1997, FAMC managed the bond administration services of four separate CMO issuances under management agreements for the Company. On December 20, 1997, one of the bond issuances managed by FAMC, FAIC series 1990-1, was terminated by the optional redemption rights of the residual certificate holder. Upon termination, FAMC was released from any further obligations under this specific management agreement with the Company.

     As of December 31, 1997, services under three remaining management agreements continue to be administered by FAMC for the Company. The terms of each management agreement provide for the performance of certain administrative functions under separate bond indentures related to each of these three remaining CMO issuances. All annual fees for these services performed by FAMC are paid by each series' Trustee directly to FAMC.



Note 6.        CMO Information

     At December 31, 1997 and 1996, the outstanding principal balance of the Bonds were as follows:



Trust           Series                 1997                   1996
-----           --------------        -------------          -------------
N/A             Series 90-1            $          -           $ 52,245,866
N/A             Series 91-1              40,214,936             51,858,539
N/A             Series 91-2              11,505,594             15,081,074
N/A             Series 93-1              26,365,338             32,855,773
Trust I         Series 93-2              70,335,977             77,064,373
Trust III       Series 93-4                       -            201,972,826
Trust IV        Series 93-5              15,039,373             16,542,960
Trust IV        Series 93-6              31,228,433             37,827,661
                                       ------------           ------------
Totals                                 $194,689,651           $485,449,072
                                       ============           ============



ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

               None.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                     Position                                  Age

Steven B. Chotin         Director, Chairman, Chief Executive        50
                         Officer and President
Howard J. Glicksman      Director, Vice President                   52
                         and Assistant Secretary
M. Garrett Smith         Director                                   36
Helen M. Dickens         Director, Vice President,                  44
                         and Secretary
Kenneth S. Birnbaum      Vice President                             53
Annel Henderson          Principal Accounting Officer,              36
                         and Controller


     Steven B. Chotin, 50, has been a Director and the Chairman, Chief Executive Officer and President of the Company since its inception. Mr. Chotin has been President of The Chotin
Group Corporation, a financial service firm, since July 1984. Mr. Chotin was a director of American Southwest Financial Corporation and of American Southwest Finance Co., Inc. from 1982 to 1994. Mr. Chotin may be deemed to be a "promoter" within the meaning of Rule 405 under the Securities Act of 1933, as amended (the "Act").

     Howard J. Glicksman, 52, has been a Director of the Company since 1995, Vice President since 1993 and Assistant Secretary since 1989. Mr. Glicksman has been Vice President since 1993, Assistant Secretary and General Counsel since 1989 of The Chotin Group Corporation. Prior to joining The Chotin Group Corporation, Mr. Glicksman was a partner in the Denver, Colorado law firm of Glicksman, Woodrow & Shaner. He currently holds bar and association memberships in Colorado and New York.

     M. Garrett Smith, 36, is currently Executive Vice President and Chief Financial Officer of Pioneer Natural Resources Company, a Dallas-based company. Mr. Smith has been associated with Pioneer's top financial group for eight years, most recently serving as Senior Vice President - Corporate Acquisitions. Previously Mr. Smith was a partner with BTC Partners, a financial consultant to MESA, Inc.

     Helen M. Dickens, 44, has been a Director of the Company since 1995, Vice President and Secretary of the Company since
1989. Ms. Dickens is also Vice President and Chief Operations Officer of The Chotin Group Corporation, positions she has held since 1989. Prior to joining The Chotin Group, Ms. Dickens served as Assistant Corporate Secretary and Assistant to the Chairman of the Board and President of Uniwest Financial Corp., a non-diversified savings and loan holding company.

Kenneth S. Birnbaum, 53, has been Vice President of the Company since 1993. Mr. Birnbaum is Vice President of The Chotin Group Corporation, a position he has held since 1990. He is also the Manager of The Chotin Group Corporation's Washington, D.C., office. Prior to joining The Chotin Group Corporation, Mr. Birnbaum was General Counsel of Bracy Williams & Company,
a government affairs firm specializing in advising corporations on federal, financial, energy and transportation-related
legislative and administrative matters.   He is currently a
member of the bar of the District of Columbia.

Annel Henderson, 36, has been the Controller of the Company since
1992 and the Principal Accounting Officer since 1995.  Mrs.
Henderson has been the Controller of The Chotin Group Corporation since 1992. Prior to 1992, she was Accounting Manager of Community Holdings Corporation.

     Directors and Executive Officers are elected annually for a one-year term.


                               Page 14

ITEM 11.  EXECUTIVE COMPENSATION

     As of December 31, 1997, no executive officer had received any compensation exceeding $100,000.

     The Company has not paid any compensation pursuant to plans or any other compensation arrangement. The Company pays its outside director a monthly fee of $150.00. No other officers or directors receive any compensation for their services.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

                                                    Amount and
                                                    Nature Of        Percent
Title                                               Beneficial          of
of Class    Name and Address of Beneficial Owner    Ownership (1)     Class
--------    ------------------------------------    ------------     -------

Common      Steven B. Chotin                           1,000           100%
            6400 S. Fiddlers Green Circle,
            Suite 1200, Englewood, CO  80111



(1) Amount of such shares with respect to which persons indicated have the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Securities Exchange Act of 1934: Zero.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to this Item is incorporated herein by reference in Item 8, "Financial Statements and Supplementary
Data" under Note 5 "Related Party Transactions."


                               Page 15

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS
          ON FORM 8-K

( a ) (1) Financial Statements
          -  Independent Auditors' Report
          -  Balance Sheets at December 31, 1997 and 1996
          - Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995
          - Statements of Shareholder's Equity for the Years Ended December 31, 1997, 1996 and 1995
          - Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995
          -  Notes to Financial Statements

( a ) (2) Financial Statement Schedules

              The financial statement schedules have been omitted because they are inapplicable.

( b )     Reports on Form 8-K

              None.

( c )     Exhibits

              Exhibit 27. Financial Data Schedule


                                 SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FUND AMERICA INVESTORS CORPORATION
                                   (Registrant)


  Date:     March 27, 1998         By:  /s/ Helen  M. Dickens
                                      ----------------------------
                                        Helen M. Dickens
                                        Vice President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the date above.


/s/Steven B. Chotin      Director, Chairman, Chief Executive
   -----------------     Officer and President                  March 27, 1998
   Steven B. Chotin      (Principal Executive Officer)

/s/Helen M. Dickens      Director, Vice President and Treasurer
   ----------------      (Principal Financial Officer)          March 27, 1998
   Helen M. Dickens


/s/Howard J. Glicksman   Director,Vice President and Assistant
   -------------------   Secretary                              March 27, 1998
   Howard J. Glicksman


/s/M. Garrett Smith      Director                               March 27, 1998
   -----------------
   M. Garrett Smith


/s/Kenneth S. Birnbaum   Vice President                         March 27, 1998
   -------------------
   Kenneth S. Birnabaum


/s/Annel Henderson       Principal Accounting Officer           March 27, 1998
   -------------------
   Annel Henderson



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE
NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


     Since the Company has a sole shareholder, the Company has not sent and will not send an annual report or proxy material to its shareholder.