Form 10-Q
period 1998-03-31
FUND AMERICA INVESTORS CORP
filed 1998-06-15
CIK 823980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 15, 1998 -- 1,000 shares




               FUND AMERICA INVESTORS CORPORATION
                        FORM 10-Q FOR THE
                THREE MONTHS ENDED MARCH 31, 1998


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




                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FUND AMERICA INVESTORS CORPORATION
                            BALANCE SHEETS
                              (Unaudited)


                                      March 31,             December 31,
                                        1998                   1997
                                      --------              -----------

Assets
  Cash                               $ 111,907               $ 117,269
  Deferred offering costs               38,903                  38,903
                                     ---------               ---------
     Total assets                    $ 150,810               $ 156,172
                                     =========               =========


Liabilities - accounts payable       $   7,140               $     106
                                     ---------               ---------

Shareholder's equity
  Common stock, par value $.01
    per share; 10,000 shares
    authorized; 1,000  shares
    issued and outstanding                  10                      10
  Additional paid-in capital           369,990                 369,990
  Accumulated deficit                 (226,330)               (213,934)
                                     ---------               ---------
Total shareholder's equity             143,670                 156,066
                                     ---------               ---------
 Total liabilities and
     shareholder's equity            $ 150,810               $ 156,172
                                     =========               =========

See notes to financial statements

                                     Page 3




                  FUND AMERICA INVESTORS CORPORATION
                       Statements of Operations
                              (Unaudited)


                                            Three months ended
                                                 March 31,
                                        _________________________
                                        1998                 1997
                                      --------             --------
Revenue
 Interest income                     $   1,304            $   1,226
                                     ---------            ---------
       Total revenue                     1,304                1,226
                                     ---------            ---------

Expenses
 General and administrative              7,700                6,621
 Legal fees                                  -                  132
 Management fees                         6,000                6,000
                                     ---------            ---------
       Total expenses                   13,700               12,753
                                     ---------            ---------

Net loss                             $ (12,396)           $ (11,527)
                                     =========            =========

See notes to financial statements



                                    Page 4



                       FUND AMERICA INVESTORS CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)


                                                  Three months ended
                                                       March 31,
                                              --------------------------
                                                1998              1997
                                              --------          --------
Net cash flow used in
   operating activities:
       Net loss                              $(12,396)         $(11,527)
   Adjustments to reconcile
     net loss to net cash flow
     from operating activities:

   Changes in operating assets
     and liabilities:
       Accounts payable                         7,034             6,282
                                             --------          --------
Net cash flow used in operating
   activities                                  (5,362)           (5,245)
                                             --------          --------


Net decrease in cash                           (5,362)           (5,245)

Cash at beginning of period                   117,269           147,076
                                             --------          --------
Cash at end of period                        $111,907          $141,831
                                             ========          ========


See notes to financial statements





                       FUND AMERICA INVESTORS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                   Three months ended March 31, 1998 and 1997


1.  Basis of Presentation

Organization

    Fund America Investors Corporation (the "Company") was incorporated in the State of Delaware on October 19, 1987 as a limited purpose finance corporation. The company was established to engage in the issuance and administration of Collateralized Mortgage Obligations ("CMOs") which are secured by mortgage loans or by mortgage loan pass-through certificates backed by mortgage loans (collectively referred to as the "Collateral"). The Collateral may be issued and/or guaranteed by agencies, including the Government National Mortgage Asso-ciation, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, or other entities. To issue such CMOs, the Company may acquire, hold, sell or pledge the Collateral, but typically these activities are transacted through trusts beneficially owned and created by the Company.

    The Company may not, either directly or indirectly through a beneficially owned trust, engage in any business or investment activity other than (1) issuing and selling bonds; (2) investing cash balances on an interim basis in high quality short-term securities; (3) purchasing, owning, holding, pledging or selling the collateral or other mortgage-related assets; and
(4) engaging in other activities which are necessary or convenient to accomp-lish the foregoing and are incidental thereto.

    During the first quarter ended March 31, 1998, there was no activity on the Company's fourth Registration Statement No. 33-60662. The Company is, however, planning to update the Registration Statement through amendments in order to utilize the $141 million of remaining and unissued CMOs. After all updates are completed, the Company expects that an affiliated mortgage company will utilize the remaining balance by securitizing mortgage loans generated from their operations.

2. Unaudited Financial Statements

    In the opinion of management, the accompanying unaudited financial state-ments contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1998, and the results of its operations and cash flows for the periods ended March 31, 1998 and 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    The Company expects to fund its ongoing operations from its cash balances, revenue derived from CMO offerings and, if necessary, with borrowings from its sole shareholder. As of March 31, 1998, $500,000 was available to be borrowed from the Company's sole shareholder. Any borrowings will be subordinate and junior to any issued mortgage securities.

Results of Operations

    The Company reported a net loss for the three months ended March 31, 1998 of $12,396 as compared to a net loss for the three months ended March 31, 1997 of $11,527. An increase in General and Administrative expenses is the primary difference in the results of operations between the two reporting periods.

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



                                       FUND AMERICA INVESTORS CORPORATION
                                       (Registrant)


Date:  May 15, 1998               By:  /s/  Helen M. Dickens
       -----------------              -----------------------------------
                                        Helen M. Dickens
                                        Vice President and Secretary
                                        (Duly authorized and Principal
                                         Financial Officer)