Form 10-Q
period 1998-06-30
FUND AMERICA INVESTORS CORP
filed 1998-08-14
CIK 823980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-Q


       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998,

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 14, 1998 -- 1,000 shares




                 FUND AMERICA INVESTORS CORPORATION
                          FORM 10-Q FOR THE
                    SIX MONTHS ENDED JUNE 30, 1998


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




                                  Page 2



                       PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

                    FUND AMERICA INVESTORS CORPORATION
                              BALANCE SHEETS
                                (Unaudited)



                                    June 30,      December 31,
                                     1998             1997
                                 ____________     ___________

  Assets
    Cash                           $ 99,557         $117,269
    Deferred offering costs          38,903           38,903
                                  _________         ________
       Total assets                $138,460         $156,172
                                  =========         ========

  Liabilities -
       Accounts payable            $    108         $    106
                                  ---------         --------

  Shareholder's equity
    Common stock, par value
      $.01 per share;10,000
      shares authorized;
      1,000 shares issued
      and outstanding                    10               10
   Additional paid-in capital       369,990          369,990
   Accumulated deficit             (231,648)        (213,934)
                                   --------         --------
    Total shareholder's equity      138,352          156,066
                                   --------         --------
    Total liabilities and
    shareholder's equity           $138,460         $156,172
                                   ========         ========


  See notes to financial statements




                    FUND AMERICA INVESTORS CORPORATION
                         Statements of Operations
                                (Unaudited)



                        Three months ended            Six months ended
                            June 30,                       June 30,
                        ------------------            -----------------
                          1998      1997                1998      1997
                        -------   -------             --------  -------

  Revenue
   Interest income      $1,261    $1,171              $2,565    $2,397
                        ------    ------              ------    ------
    Total revenue        1,261     1,171               2,565     2,397
                        ------    ------              ------    ------
  Expenses
   General and
     administrative        471       460               8,171     7,081
   Legal fees              108       550                 108       682
   Management fees       6,000     6,000              12,000    12,000
                        ------    ------              ------    ------
    Total expenses       6,579     7,010              20,279    19,763
                        ------    ------              ------    ------
    Net loss           $(5,318)  $(5,839)           $(17,714) $(17,366)
                        ======    ======              ======    ======




    See notes to financial statements





                       FUND AMERICA INVESTORS CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)


                                                Six months ended
                                                     June 30,
                                             ----------------------
                                                1998         1997
                                             ----------   ---------
  Net cash flow used in
  operating activities:

    Net loss                                 $(17,714)    $(17,366)

  Adjustments to reconcile
  net loss to net cash flow
  from operating activities:
   Changes in operating
   assets and liabilities:
     Accounts payable                               2        2,010
                                             --------     --------
  Net cash flow used in
  operating activities                        (17,712)     (15,356)
                                             --------     --------

  Net decrease in cash                        (17,712)     (15,356)

  Cash at beginning of period                 117,269      147,076
                                             --------     --------

  Cash at end of period                      $ 99,557     $131,720
                                             ========     ========


  See notes to financial statements



                                    Page 5



                    FUND AMERICA INVESTORS CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                  Six months ended June 30, 1998 and 1997

  1.  Basis of Presentation

  Organization
  ------------
  Fund America Investors Corporation (the "Company") was incorporated in the State of Delaware on October 19, 1987 as a limited purpose finance corporation. The company was established to engage in the issuance and administration of Collateralized Mortgage Obligations ("CMOs") which are secured by mortgage loans or by mortgage loan pass-through certificates backed by mortgage loans (collectively referred to as the "Collateral"). The Collateral may be issued and/or guaranteed by agencies, including the Government National Mortgage Association, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, or other entities. To issue such CMOs, the Company may acquire, hold, sell or pledge the Collateral, but typically these activities are transacted through trusts beneficially owned and created by the Company.

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

  During the first quarter ended June 30, 1998, there was no activity on the Company's fourth Registration Statement No. 33-60662. The Company is, however, planning to update the Registration Statement through amendments in order to utilize the $141 million of remaining and unissued CMOs. After all updates are completed, the Company expects that an affiliated mortgage company will utilize the remaining balance by securitizing mortgage loans generated from their operations.

  2. Unaudited Financial Statements

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting periods and in accordance with the instructions to Form 10-Q. In complying to the guidelines, the accompanying financial statements do not include all of the information and footnotes that are required for a complete annual reporting period.

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1998, and the results of its operations and cash flows for the periods ended June 30, 1998 and 1997.


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity and Capital Resources
  -------------------------------

  The Company expects to fund its ongoing operations from its cash balances, revenue derived from CMO offerings and, if necessary, with borrowings from its sole shareholder. As of June 30, 1998, $500,000 was available to be borrowed from the Company's sole shareholder. Any borrowings will be subordinate and junior to any issued mortgage securities.

  The Company will use substantially all of the net proceeds from the issuance of each series of CMOs to acquire the mortgage loans or mortgage certificates pledged as collateral for such series of CMOs, and to pay issuance expenses incurred in connection with the transaction.

  Results of Operations

  The Company reported a net loss for the six months ended June 30, 1998 of $17,714 as compared to a net loss for the six months ended June 30, 1997 of $17,366. An increase in general and administration expenses is the primary difference in the results of operations between the two reporting periods.

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


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FUND AMERICA INVESTORS CORPORATION
                                         (Registrant)


  Date:   August 14, 1998                By:   /s/ Helen M. Dickens
        --------------------------           ------------------------------
                                              Helen M. Dickens
                                              Vice President,
                                              Secretary/Treasurer
                                              (Duly authorized and
                                               Principal Financial Officer