Form 10-Q
period 1998-09-30
FUND AMERICA INVESTORS CORP
filed 1998-11-13
CIK 823980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                      OR

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 13, 1998 -- 1,000 shares



                    FUND AMERICA INVESTORS CORPORATION
                            FORM 10-Q FOR THE
                   NINE MONTHS ENDED SEPTEMBER 30, 1998


                                INDEX



  PART I.  FINANCIAL INFORMATION                 PAGE NO.

       Item 1.   Financial Statements               3

       Item 2.   Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operation           6

  PART II.  OTHER INFORMATION

       Item 1.   Legal Proceedings                  9

       Item 2.   Changes in Securities              9

       Item 3.   Defaults upon Senior Securities    9

       Item 4.   Submission of Matters to a Vote
                 of Security Holders                9

       Item 5.   Other Information                  9

       Item 6.   Exhibits and Reports               9

       SIGNATURES                                  10





                    PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

                    FUND AMERICA INVESTORS CORPORATION
                              BALANCE SHEETS



                                              (Unaudited)
                                             September 30,     December 31,
                                                 1998            1997
                                             ____________      ___________
  Assets
   Cash                                        $ 94,099         $117,269
   Deferred offering costs                       56,403           38,903
                                              _________        _________

       Total assets                            $150,502         $156,172
                                              =========        =========


  Liabilities - accounts payable               $ 17,500         $    106
                                              _________        _________

  Shareholder's equity
    Common stock, par value $.01 per share;
       10,000 shares authorized; 1,000 shares
       issued and outstanding                        10               10
    Additional paid-in capital                  369,990          369,990
    Accumulated deficit                        (236,998)        (213,934)
                                              _________        _________

       Total shareholder's equity               133,002          156,066
                                              _________        _________

       Total liabilities and
       shareholder's equity                    $150,502         $156,172
                                              _________        _________


  See notes to financial statements



                                  Page 3



                       FUND AMERICA INVESTORS CORPORATION
                            Statements of Operations
                                   (Unaudited)



                             Three months ended          Nine months ended
                                 September 30,              September 30,
                             __________________          _________________
                              1998         1997           1998        1997
                           _______      _______        _______     _______
 Revenue
   Interest income        $  1,109     $  1,100       $  3,674    $  3,497
                          ________     ________       ________    ________

   Total revenue             1,109        1,100          3,674       3,497
                          ________     ________       ________    ________

  Expenses
   General and
     administrative            460          582          8,630       7,662
   Legal fees                    -          995            108       1,677
   Management fees           6,000        6,000         18,000      18,000
                          ________     ________       ________    ________

     Total expenses          6,460        7,577         26,738      27,339
                          ________     ________       ________    ________

     Net loss             $ (5,351)    $ (6,477)      $(23,064)   $(23,842)
                          ========     ========       ========    ========


  See notes to financial statements





                       FUND AMERICA INVESTORS CORPORATION
                            Statements of Cash Flows
                                 (Unaudited)


                                                 Nine months ended
                                                   September 30,
                                               _____________________
                                                1998           1997
                                               ______         ______

Net cash flow from operating
  activities:
      Net loss                               $(23,064)      $(23,842)

Adjustments to reconcile net loss to net
  cash flow from operating activities:
    Changes in operating assets and
       liabilities:
          Accounts payable                     17,394              -
          Deferred offering costs             (17,500)             -
                                             ________       ________

Net cash flow used in operating
  activities                                  (23,170)       (23,842)
                                             ________       ________

Net decrease in cash                          (23,170)       (23,842)

Cash at beginning of period                   117,269        147,076
                                             ________       ________

Cash at end of period                        $ 94,099       $123,234
                                             ========       ========

See notes to financial statements

                                  Page 5



                     FUND AMERICA INVESTORS CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                Nine months ended September 30, 1998 and 1997

1.  Basis of Presentation

  Organization
  ------------

Fund America Investors Corporation (the "Company") was incorporated in the State of Delaware on October 19, 1987 as a limited purpose finance corporation. The company was established to engage in the issuance and administration of Collateralized Mortgage Obligations ("CMOs") which are secured by mortgage loans or by mortgage loan pass-through certificates backed by mortgage loans (collectively referred to as the ("Collateral"). The Collateral may be issued and/or guaranteed by agencies, including the Government National Mortgage Association, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, or other agencies. To issue such CMOs, the Company may acquire, hold, sell or pledge the Collateral, but typically these activities are transacted through trusts beneficially owned and created by the Company.

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

During the third quarter ended September 30, 1998, there was no issuance
activity on the Company's Registration Statement No. 33-60662.   The total
registered and unissued CMOs under this registration statement remains at $141 million. In order to utilize these remaining and unissued securities, the Company filed Post-Effective Amendment No. 1 on Form S-3 to its Registration Statement No. 33-60662 on September 22, 1998.

The post-effective amendment converted the registration statement to a Form S-3, allowed for the use of a pre-funding account in connection with the issuance of securities, updated the federal income tax and ERISA disclosures and made other minor revisions regarding clarification of prior disclosures.

The Company still anticipates that an affiliated mortgage company will use the remaining unissued balance by securitizing mortgage loans that are produced from their operations.


2. Unaudited Financial Statements
   ------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting periods and in accordance with the instructions to Form 10-Q. Therefore, in complying with these guidelines, these financial statements do no include all of the information and footnotes that are required for the year-end or annual reporting period.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normally recurring accruals) necessary to present fairly the financial position of the Company at September 30, 1998, and the results of its operations and cash flows for the periods ended September 30, 1998 and 1997. Operating results for the nine month period ended September 30, 1998, or for the quarter ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


3.  Market Risk Disclosure     Not applicable.
    ----------------------



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year 2000 Issue
---------------

The Company recognizes the Year 2000 ("Y2K") issue as a highly sensitive and important matter. The Company's goal is to continue to provide uninterrupted service as business enters into the next millennium. The Y2K issue addresses potential problems that may be encountered with date-related

transactions on systems that have historically recognized years using two digits versus four digits. For example, these systems will potentially recognize "00" as the year 1900 instead of 2000. On the surface, the Y2K issue may seem to be a simple problem, however, the implications may be far reaching and could impact a full range of business services and activities.

The Company is taking a systematic approach to addressing its own Y2K compliance issues by using the following three-step remediation process:

      1.   Diagnostic phase
          a.  Recognition and acknowledgment of the problem
          b.  Inventory all business systems
          c.  Inspect and assess systems
      2.  Planning phase
          a.  Categorize problems by critical and non-critical systems
          b.  Prioritize
          c.  Define solutions for remediation
      3.  Execute remediation solutions
          a.  Implement defined solutions
          b.  Define testing procedures
          b.  Test and verify systems

The Company in conjunction with its facilities service provider, The
Chotin Group Corporation, a related party by common control, is identifying and is assessing its internal systems that are subject to Y2K risk. Additionally as part of the Company's compliance efforts, significant third parties' Y2K preparedness is being confirmed.

The Company believes that it is taking all necessary and reasonable steps to get its systems and operations Y2K compliant. As the Year 2000 approaches, previously unidentified problems may surface. The Company recognizes that it can not prepare for unknown problems but will make every reasonable effort to minimize these problems should they occur.

Without a complete assessment and testing of systems that could be vulnerable to problems, the Company does not have reasonable basis to conclude that the Year 2000 compliance issue will not likely have an operational impact on the Company. In addition, without a reasonable conclusive basis, reported financial information will not necessarily be a indication of future operating results or future financial condition. However, due to the fact that most systems are out-sourced to third parties, the Company does not expect to incur any direct cost that would affect its financial condition.


Liquidity and Capital Resources
-------------------------------

The Company expects to fund its ongoing operations from its cash balances, revenue derived from CMO offerings and, if necessary, with borrowings from its sole shareholder. As of September 30, 1998, $500,000 was available to be borrowed from the Company's sole shareholder. Any borrowings will be subordinate and junior to any issued mortgage securities.

The Company will use substantially all of the net proceeds from the issuance of each series of CMOs to acquire the mortgage loans or mortgage certificates pledged as collateral for such series of CMOs, and to pay issuance expenses incurred in connection with the transaction.


Results of Operations
---------------------

The third quarter operations resulted in a net loss of $5,351 and $6,477, respectively, for the three months ended September 30, 1998 and 1997. Comparably, the Company reported a net loss for both nine month periods ended September 30, 1998 and 1997 of $23,064 and $23,842.


                                   Page 7

Both interim periods reflected the same operating activities, generating no issuance income while funding normal ongoing expenses. The primary reason for the decrease in the net loss from 1998 to 1997 resulted from an increase in interest earnings on cash balances and a decrease in legal expenses.


Forward Looking Statements
--------------------------

The statements contained in this Item 2 that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual esults of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Y2K preparedness of the Company's third party information service providers, the market for mortgage-backed securities, competition, government regulation and possible future litigation.

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



                                         FUND AMERICA INVESTORS CORPORATION
                                         ----------------------------------
                                         (Registrant)


Date:       November 13, 1998          By: /s/ Helen M. Dickens
                                          ----------------------------------
                                              Helen M. Dickens
                                              Vice President
                                              Secretary/Treasurer










                                       Page 10
