Form 10-K
period 1998-12-31
FUND AMERICA INVESTORS CORP
filed 1999-03-31
CIK 823980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-K


  [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998,
                                       or

  [   ]   Transition report pursuant to section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the transition period from ________________ to ________________


  Commission File No.: 33-60662


                     FUND AMERICA INVESTORS CORPORATION
           (Exact name of registrant as specified in its charter)

                  Delaware                       84-1070310
       (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organizaiton       identification number)


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

       State the aggregate market value of the voting stock held by
  non-affiliates of the registrant:  As of    December 31, 1998:  $0.00.

       The number of shares outstanding of the Registrant's $0.01 par value common stock, as of March 30, 1999, was 1,000 shares.

                  DOCUMENTS INCORPORATED BY REFERENCE
                                 None.



                                PART I


  ITEM 1.      BUSINESS
  ------       --------

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

       The Bonds that are issued directly by the Company are direct obligations of the Company, (see Note 2 of Notes to Financial Statements for a further discussion). Payments to the bondholders are payable from the principal and interest payments received on the Collateral payments. For the benefit of the bondholders, all Collateral related to the Bonds has been pledged to a trustee. The Bonds are considered CMO's under generally accepted accounting principles.

       At December 31, 1997, the Company had $141 million of registered and unissued CMOs remaining on its Registration Statement No. 33-60662. It was determined in 1997 that the Registration Statement required some updating in order to be utilized and that management anticipated the issuance of the remaining unissued CMOs after the update was completed. During 1998, the Company proceeded with its plans to update the Registration Statement by filing an amendment to it on September 22, 1998.

       After filing the amendment, the Company received many comments from the Securities and Exchange Commission ("SEC"). To respond to all the SEC comments, it was estimated that the Company will have to spend an additional $50,000 to $100,000 above the costs already incurred of $26,368 for filing the amendment. As of December 31, 1998, management has determined that it is not economically feasible to follow through on updating the Registration Statement. In accordance with SFAS No. 121 "Impairment of Long-Lived Assets to be Disposed Of," the deferred offering costs remaining from 1997 plus the additional offering costs incurred in 1998, a total of $65,271, have been charged to operations in 1998. The remaining unissued securities, however, will not be deregistered at this time. Management believes that it may be economically feasible to finish the update at some point in the future.



  ITEM 2.      PROPERTIES
  ------       ----------

               The Company has no material physical properties.


  ITEM 3.      LEGAL PROCEEDINGS
  ------       -----------------

               None.


  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ------       ---------------------------------------------------

               No matters were submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 1998.



                                 PART II


  ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
  ------       -----------------------------------------------------
               STOCKHOLDER MATTERS
               -------------------

       There is no established public trading market for the Company's common stock and no dividends have been declared or paid. All of the Company's common stock is owned by a sole shareholder.



  ITEM 6.      SELECTED FINANCIAL DATA
  ------       -----------------------
                                      Year Ended December 31,
                          ----------------------------------------------------
                           1998        1997        1996       1995       1994
                         --------    --------    --------   --------   --------

Income Statement Data:
  Revenue                $  4,565    $  4,533    $  9,653   $ 11,791   $ 13,230
  Net income(loss)        (95,023)   (102,682)    (25,191)   (65,830)   (74,658)
  Net income(loss) per
    share of common stock      (1)         (1)         (1)        (1)        (1)

Balance Sheet Data:
  Total assets             63,258     156,172     258,749    329,033    555,769
  Shareholder's
    equity                 61,043     156,066     258,749    283,939    549,769


  (1) Not presented, as all shares of common stock are held by a sole shareholder.



  ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  ------       -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

  1.      General
          -------

       As more fully described below, the Company or certain established trusts have issued nine series of registered CMO's aggregating $1,508,989,338 in initial issuance amount. As of December 31, 1998, six series of CMO's remain outstanding. The following list consists of only those outstanding series shown with the initial issuance amounts.

                           Initial
      Trust     Series     Amount           Collateral
      -----     ------     ------------     ---------------------------------
      n/a       1991-1     $350,000,000     GNMA Certificates

      n/a       1991-2     $150,000,000     GNMA Certificates

      n/a       1993-1     $ 66,040,000     GNMA Certificates and FNMA
                                            Certificates

       I        1993-2     $117,350,000     FNMA Certificates and FHLMC
                                            securities; Private Mortgage-Backed
                                            securities; cash, other mortgage-
                                            backed securities or certain United
                                            States Treasury securities

       IV       1993-5     $ 20,249,338     FNMA Stripped Mortgage-Backed
                                            Security ("FNMA SMBS") held in the
                                            form of a FNMA Guaranteed MBS
                                            Pass-Through Certificate and
                                            included in FNMA SMBS Trust
                                            000240-CL

       IV       1993-6     $ 50,350,000     FNMA and FHLMC securities; certain
                                            CMO's issued by Trust IV, Series
                                            1993-5; cash, other mortgage-backed
                                            securities or certain United States
                                            Treasury securities

       To date, the Company has issued four CMO offerings totaling $966,040,000 ("the FAIC Bonds"). The FAIC Bonds are a direct obligation of the Company and have been structured to be payable from the principal of and interest on the collateral pledged to the Trustee for the benefit of the Bondholders. In addition, the Company established four trusts which issued five CMO offer-ings totaling $542,949,338 (the "FAIT Bonds"). The FAIT Bonds are a direct obligation of each related trust which have been structured to be payable from the principal of and interest on the collateral pledged to the Indenture Trustee for the benefit of the Bondholders. The FAIC Bonds and the FAIT Bonds constitute Collateralized Mortgage Obligations ("CMO's) as defined b Finan-cial Accounting Standards Board Technical Bulletin 85-2 ("TB 85-2"). In gen-eral, TB 85-2 provides that CMO's are presumed to be borrowing transactions and should be recorded as liabilities in the financial statements of the issuer. However, a CMO is not accounted for as a borrowing transaction if,
  (a) all but a nominal portion of the future economic benefits inherent in the associated collateral has been passed to the Bondholders and (b) no affiliate of the issuer can be required to make any future payments with respect to the obligation. The FAIC Bonds and the FAIT Bonds meet the exceptions set forth above and therefore, the borrowings and the related collateral were eliminated from the financial statements, and all other costs associated with the of-fering transactions were charged to expense during the issuance period.


  2.     The Year 2000 Issue
         -------------------

       With the year 2000 approaching, potential computer failures and errors may occur due to problems with the computerized recognition of date codes. The Year 2000 ("Y2K") issue addresses potential problems that may be encoun-tered with date-related transactions on systems that have historically recog-nized years using two digits versus four digits. For example, these systems may recognize "00" as the year 1900 instead of 2000. This could potentially affect computerized operations that rely on date calculations or are date sensitive.



       All operations of the Company are essentially driven by the issuance of CMO's. In order to assess and determine potential Y2K issues within the oper-ations, the Company has separated operations into three sections, the regis-tration of CMO's, the issuance of CMO's, and the administrative operations.

       The preparation, filing, and follow-up of the registration and issuance processes are typically out-sourced to third-party service providers that specialize in these services. The Company is requesting confirmation from its third-party service providers that their systems are Y2K compliant. The Company has received assurance of Y2K compliance from some of its third-party service providers. In addition, the Company is still continuing its efforts to receive assurance from its other third-party service providers.

       The Company, in conjunction with its facilities provider, The Chotin Group Corporation ("TCG"), a related party, has assessed the third area of the Company's operations, administrative systems. TCG provides the Company with office facilities and administrative functions. TCG has assessed its internal systems and has developed a Y2K Compliance Plan. Currently, TCG is in the process of implementing the plan, which involves updating and upgrading all of TCG's internal systems that were determined to not be Y2K compliant. The Company will closely monitor TCG's progress.

       Due to the fact that all operational systems are hired out, the Company does not expect to incur any direct costs for Y2K compliance or remediation that would materially affect its financial condition. The potential risk to the Company, however, would be a delay in its operations of registering CMO's and issuing CMO's. Delays may be caused by the Company's reliance on third-party service providers who handles out-sourced operations and who are not Y2K compliant. To resolve this issue, the Company will consider out-sourcing operations to other third-party service providers who confirm their Y2K compliance.

       If the necessary updates to TCG's systems are not made on a timely basis, or if third-party service providers are not Y2K ready, Y2K problems could have a material adverse effect on the Company's operations. Without a reasonably complete upgrade and testing of systems that may be vulnerable to problems, the Company does not have a reasonable basis to conclude that the Year 2000 compliance issue will not likely have an operational impact on the Company. In addition, without a reasonable conclusive basis, reported financial information will not necessarily be indicative of future operating results or future financial condition.


  3.       Liquidity and Capital Resources
           -------------------------------

       Over the next 12 months, the Company expects to fund ongoing overhead from working capital reserves and any potential updates to the Registration Statement from working capital reserves and borrowings from its sole share-holder. As of December 31, 1998, $500,000 was available under a line of credit provided by the Company's sole shareholder.


  4.       Results of Operations
           ---------------------

       The Company does not have any significant assets other than cash held for operations. Major operating activity is initiated from the issuance of CMO's or the preparation in registering CMO's to be issued. Costs incurred with registering CMO's are capitalized until such time the CMO's are issued in an offering or evaluated for impairment.

       Net income may fluctuate from period to period based on the use the Company's registered and unissued CMO's. The Company generally charges the issuer of a series of CMO's a flat fee and a proportionate share of deferred costs associated with its registration statement.

       Typically, periods reporting net income are the result of issuance fees earned by the Company for the use of its shelf registration. Conversely, in periods reflecting net losses, no issuance fees were earned and the loss was the result of fixed general and administrative expenses and impairments, if any.



       An evaluation of long-lived assets at December 31, 1998 and December 31, 1997 resulted in an impairment of the Company's deferred offering costs. As described in Item 1, the Company charged the remaining deferred offering costs of $65,271 to operations in 1998. Deferred offering costs of $72,769 in 1997 were charged to operations because the costs were determined to be in excess of accepted market pass-through costs.

       The Company reported a net loss for the year ended December 31, 1998 of $95,023 as compared to a net loss of $102,682 for the year ended December 31, 1997 and net loss of $25,191 for the year ended December 31, 1996. The Comp-any did not issue any bonds during these three reporting periods. In 1998, the net loss reported included an operating loss of $29,752 and an asset im-pairment charge of $65,271. In 1997, the net loss reported included an oper-ating loss of $29,913 and an asset impairment charge of $72,769.



  5.       Forward Looking Statements
           --------------------------

       The statements contained in this Item 7 and Item 7A that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform
  Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Y2K preparedness of the Company's third-party service providers, the market for mortgage-backed securities, competition, government regulation and possible future litigation.



  ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  -------      ----------------------------------------------------------

       CMO's that are issued either by the Company or a trust formed by the Company constitute debt obligations of the Company or the applicable trust and do not represent an ownership interest in the Company or such trust.
  As described in Item 7, assets or Collateral securing payments to Bondholders are not treated as assets of the Company.


       Disclosures required in this Item 7A are intended to clarify a regis-trant's exposures to market risk associated with activities in derivative financial instruments, other financial instruments, and derivative commodity instruments. The purpose of this section is to disclose the material effects on earnings, fair values, and cash flows that are inherent to potential mar-ket risk exposure. Potential market risk associated with CMO's issued under the Company's registration statement will not have a material effect on the Company's earnings or cash flow since the CMO's do not represent an interest in the Company. In addition, the Company has no public common equity; all common stock in the Company is held by one shareholder. Therefore, material effects of potential market risk exposure on CMO's issued from the Company will not have any significant impact on the Company.



  ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ------        -------------------------------------------

                        INDEPENDENT AUDITORS' REPORT





  Board of Directors and Shareholder
  Fund America Investors Corporation
  Englewood, Colorado


  We have audited the accompanying balance sheets of Fund America Investors Corporation as of December 31, 1998 and 1997, and the related statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifi-cant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.






  DELOITTE & TOUCHE  LLP

  Denver, Colorado
  March 15, 1999





                      FUND AMERICA INVESTORS CORPORATION
                                Balance Sheets


                                                     December 31,
                                               -----------------------
                                                 1998           1997
                                               --------       --------
 Assets
  Cash and cash equivalents (Note 2)           $ 63,258       $117,269
  Deferred offering costs (Note 2)                    -         38,903
                                               --------       --------
  Total assets                                 $ 63,258       $156,172
                                               ========       ========

 Liabilities - Accounts payable                $  2,215       $    106
                                               --------       --------

Shareholder's equity
  Common stock, par value $.01 per share;
    10,000 shares authorized; 1,000 shares
    issued and outstanding                           10             10
  Additional paid-in capital                    369,990        369,990
  Accumulated deficit                          (308,957)      (213,934)
                                               --------       --------
  Shareholder's equity - net                     61,043        156,066
                                               --------       --------
  Total liabilities and
    shareholder's equity                       $ 63,258       $156,172
                                               ========       ========



  See notes to financial statements





                       FUND AMERICA INVESTORS CORPORATION
                           Statements of Operations



                                          Year Ended December 31,
                                     ---------------------------------
                                       1998         1997        1996
                                     --------     --------    --------
 Revenue
  Interest income                    $  4,565     $  4,533    $  6,053
  Miscellaneous Income                      -            -       3,600
                                     --------     --------    --------
  Total revenue                         4,565        4,533       9,653
                                     --------     --------    --------

 Expenses
  General and administrative           10,317       10,446      10,844
  Management fees (Note 5)             24,000       24,000      24,000
  Impairment of long-lived
    assets (Note 2)                    65,271       72,769           -
                                     --------     --------    --------
  Total expenses                       99,588      107,215      34,844
                                     --------     --------    --------

  Net loss                           $(95,023)   $(102,682)   $(25,191)
                                     ========    =========    ========



See notes to financial statements




                         FUND AMERICA INVESTORS CORPORATION
                         Statements of Shareholder's Equity
                    Years ended December 31, 1998, 1997 and 1996


                       Common Stock
                   -------------------    Additional
                   Number of     Par      Paid-in     Accumulated  Shareholder's
                    Shares      Value     Capital       Deficit     Equity-Net
                   ---------   -------   ----------   -----------  -------------
 Balance at
  January 1, 1996    1,000       $ 10     $ 369,990    $ (86,061)    $ 283,939
 Net loss                -          -             -      (25,191)      (25,191)
                   -------     ------     ---------    ---------     ---------

 Balance at
  December 31, 1996  1,000         10       369,990     (111,252)      258,748
 Net loss                -          -             -     (102,682)     (102,682)
                   -------     ------     ---------    ---------     ---------

 Balance at
  December 31, 1997  1,000         10       369,990     (213,934)      156,066
 Net loss                -          -             -      (95,023)      (95,023)
                   -------     ------     ---------    ---------     ---------

 Balance at
  December 31, 1998  1,000       $ 10     $ 369,990    $(308,957)    $  61,043
                   =======     ======     =========    =========     =========



  See notes to financial statements




                       FUND AMERICA INVESTORS CORPORATION
                            Statements of Cash Flows


                                           Year Ended December 31,
                                   -----------------------------------------
                                      1998            1997           1996
                                   ----------      ----------     ----------

 Net cash flows from operating
     activities:
  Net loss                         $ (95,023)      $(102,682)     $ (25,191)
  Adjustments:
    Impairment of deferred
       offering costs                 65,271          72,769              -
  Changes in asset and liabilities:
    Accounts payable                   2,109             106        (40,094)
                                   ---------       ---------      ---------
  Net cash used in operating
      activities                     (27,643)        (29,807)       (65,285)


  Cash flows used in investing
     activities-
    Deferred offering costs          (26,368)              -              -
                                   ---------       ---------      ---------

  Net decrease in cash
      and cash equivalents           (54,011)        (29,807)       (65,825)

  Cash and cash equivalents
      at beginning of year           117,269         147,076        212,361
                                   ---------       ---------      ---------

  Cash and cash equivalents
      at end of year               $  63,258       $ 117,269      $ 147,076
                                   =========       =========      =========


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

       The Company will not, either directly or indirectly through a benefici-ally owned trust, engage in any business or investment activity other than
  (1) issuing and selling bonds; (2) investing cash balances on an interim basis in high quality short-term securities; (3) purchasing, owning, holding, pledging or selling the Collateral or other mortgage-related assets; and (4) engaging in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

  Note 2.      Summary of Significant Accounting Policies

       In general, CMO's are presumed to be borrowing transactions and are to be recorded as liabilities in the financial statements of the issuer. How-ever, a CMO is not accounted for as a borrowing transaction if (a) all but a nominal portion of the future economic benefits inherent in the associated collateral has been passed to the Bondholders and (b) no affiliate of the issuer can be required to make any future payments with respect to the oblig-ation. The Company meets these conditions and therefore, the borrowings and the related collateral were eliminated from the financial statements, and all other costs associated with the offering transaction were charged to expense during the reporting period.

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



  Note 2.      Continued

       SFAS No. 107 "Disclosure About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The Company's financial instruments include: cash and cash equivalents, and accounts payable. The carrying amount of these assets and liabilities approximates their fair value.

       SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" requires companies to evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value. The Company's deferred offering costs are considered long-lived assets under this pronouncement. An evaluation of the Company's deferred offering costs was performed to determine the fair value as of December 31, 1998. The fair value of the Company's deferred offering cost was determined to be zero, as discussed below.

       During 1998, the Company proceeded with its plans to update the registration statement and paid for additional deferred offering costs in] the amount of $26,368 to file an amendment with the SEC. After taking addi-tional estimated costs of $50,000 to $100,000 into account in order to address the SEC comments, management has determined that it is not economically feas-ible to follow through on updating the Registration Statement. Therefore, in accordance with SFAS No. 121, the Company is charging the remaining deferred offering costs including the additional costs incurred in 1998, a total of $65,271, to operations at December 31, 1998. For the year ended December 31, 1997, the Company charged $72,769 to operations as an impairment after evalu-ating deferred offering costs.

       SFAS No. 125, "Accounting for Transfers and Servicing of Financial
  Assets and Extinguishments of Liabilities", requires certain accounting and reporting for securitizations of mortgage loans, mortgage backed secur-ities and other mortgage collateral. There was no effect on the financial position or results of operations of the Company as a result of SFAS No. 125. The Company does not expect SFAS No. 125 to change the accounting of issuances for future securizations, to the extent such issuances are structured similar-ly to past transactions.


  Note 3.      Income Taxes

       Under the S Corporation guidelines of the Internal Revenue Code as amended, the Company has elected to be treated substantially as a partnership for income tax purposes. As a result, the sole shareholder reports any tax-able income or loss of the Company on his individual tax return. Accordingly, no provision for federal income taxes has been recorded in the financial statements.


  Note 4.      Line Of Credit

       The Company has a $500,000 revolving line of credit with its sole shareholder. The credit line is unsecured, bears interest at 2% above the base rate used for lending established by a bank (7.75% at December 31, 1998), is payable on demand and is subordinate and junior to the Bonds. As of December 31, 1998, $500,000 was available under the line of credit.


  Note 5.      Related Party Transactions

       The Company has engaged in various related party transactions as discussed below. Accordingly, the accompanying financial statements are not necessarily indicative of the financial position that would exist or the results of operations that would have occurred if the transactions had been with unaffiliated entities.



  Note 5.      Continued

       The sole shareholder of the Company is also President and a Director of The Chotin Group Corporation and Fund America Management Corporation ("FAMC"). In April 1989, the Company entered into a management agreement with The Chotin Group Corporation (the "Facilities Manager") through the period ended December 31, 1998. This agreement has been subsequently renewed and modified by the parties. Under the terms of the new agreement, the Fac-ilities Manager is required to provide facilities use and other services
  necessary for the Company to manage its business affairs.   The management
  fees paid as a result of this arrangement amounted to $24,000 for each of the three years in the period ended December 31, 1998.

       As of December 31, 1998, services under three remaining management agreements continue to be administered by FAMC for the Company. The terms of each management agreement provide for the performance of certain adminis-trative functions under separate bond indentures related to each of these three remaining CMO issuances. All annual fees for these services performed by FAMC are paid by each series' Trustee directly to FAMC.


  Note 6.      CMO Information

       At December 31, 1998 and 1997, the outstanding principal balance of the Bonds were as follows:


     Trust            Series                1998             1997
     -----            -------------    ------------     ------------
     N/A              Series 91-1      $ 26,992,447     $ 40,214,936
     N/A              Series 91-2         7,777,836       11,505,594
     N/A              Series 93-1        17,135,253       26,365,338
     Trust I          Series 93-2        56,499,262       70,335,977
     Trust IV         Series 93-5        12,360,073       15,039,373
     Trust IV         Series 93-6        23,939,323       31,228,433
                                       ------------     ------------

     Totals                            $144,704,194     $194,689,651
                                       ============     ============



  ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
  ------       -----------------------------------------------------------
               AND FINANCIAL DISCLOSURE
               ------------------------

               None.



                                      PART III

  ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  -------      --------------------------------------------------
  Name                    Position                                      Age
  ----------------        --------------------------------------        ---
  Steven B. Chotin        Director, Chairman, Chief Executive
                          Officer and President                          51
  Howard J. Glicksman     Director, Vice President and Assistant
                          Secretary                                      53
  M. Garrett Smith        Director                                       37
  Helen M. Dickens        Director, Vice President, and Secretary        45
  Kenneth S. Birnbaum     Vice President                                 54
  Annel Henderson         Principal Accounting Officer, and Controller   37


       Steven B. Chotin, 51, has been a Director and the Chairman, Chief Executive Officer and President of the Company since its inception. Mr. Chotin has been President of The Chotin Group Corporation, a financial service firm, since July 1984. Mr. Chotin was a director of American Southwest Financial Corporation and of American Southwest Finance Co., Inc. from 1982 to 1994. Mr. Chotin may be deemed to be a "promoter" within the meaning of Rule 405 under the Securities Act of 1933, as amended (the "Act").

       Howard J. Glicksman, 53, has been a Director of the Company since 1995, Vice President since 1993 and Assistant Secretary since 1989.
  Mr. Glicksman has been Vice President since 1993, Assistant Secretary and General Counsel since 1989 of The Chotin Group Corporation. Prior to joining The Chotin Group Corporation, Mr. Glicksman was a partner in the Denver, Colorado law firm of Glicksman, Woodrow & Shaner. He currently holds bar and association memberships in Colorado and New York.

       M. Garrett Smith, 37, is currently Executive Vice President and Chief Financial Officer of Pioneer Natural Resources Company, a Dallas-based company. Mr. Smith has been associated with Pioneer's top financial group for eight years, most recently serving as Senior Vice President - Corporate Acquisitions. Previously Mr. Smith was a partner with BTC Partners, a financial consultant to MESA, Inc.

       Helen M. Dickens, 45, has been a Director of the Company since 1995, Vice President and Secretary of the Company since 1989. Ms. Dickens is also Vice President and Chief Operations Officer of The Chotin Group Corporation, positions she has held since 1989. Prior to joining The Chotin Group Corporation, Ms. Dickens served as Assistant Corporate Secretary and Assistant to the Chairman of the Board and President of Uniwest Financial Corp., a non-diversified savings and loan holding company.

       Kenneth S. Birnbaum, 54, has been Vice President of the Company since 1993. Mr. Birnbaum is Vice President of The Chotin Group Corporation,
  a position he has held since 1990. He is also the Manager of The Chotin Group Corporation's Washington, D.C., office. Prior to joining The
  Chotin Group Corporation, Mr. Birnbaum was General Counsel of Bracy Williams & Company, a government affairs firm specializing in advising corporations on federal, financial, energy and transportation-related
  legislative and administrative matters.   He is currently a member of
  the bar of the District of Columbia.

       Annel Henderson, 37, has been the Controller of the Company since 1992 and the Principal Accounting Officer since 1995. Mrs. Henderson has been the Controller of The Chotin Group Corporation since 1992. Prior to 1992, she was Accounting Manager of Community Holdings Corporation.

       Directors and Executive Officers are elected annually for a one-year term.



  ITEM 11.     EXECUTIVE COMPENSATION
  -------      ----------------------
       As of December 31, 1998, no executive officer had received any compensa-tion exceeding $100,000.

       The Company has not paid any compensation pursuant to plans or any other compensation arrangement. The Company pays its outside director a monthly fee of $150.00. No other officers or directors receive any compensation for their services.


  ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  -------      --------------------------------------------------------------


                                                  Amount and
                                                  Nature Of
  Title        Name and Address                   Beneficial        Percent of
  of Class     of Beneficail Owner                Ownership(1)        Class
  --------     ------------------------------     ------------      ----------

  Common       Steven B. Chotin                      1,000             100%
               6400 S. Fiddler's Green Circle
               Suite 1200
               Englewood, CO  80111


  (1) Amount of such shares with respect to which persons indicated have the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Securities Exchange Act of 1934: Zero.



  ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  -------      ----------------------------------------------

       The information relating to this Item is incorporated herein by refer-ence to Item 8, "Financial Statements and Supplementary Data" under Note 5 "Related Party Transactions."




                                   PART IV


  ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORT ON FORM 8-K
  -------      -----------------------------------------------------------------

  ( a ) (1)    Financial Statements
               -  Independent Auditors' Report
               -  Balance Sheets at December 31, 1998 and 1997
               -  Statements of Operations for the Years Ended December
                  31, 1998, 1997 and 1996
               -  Statements of Shareholder's Equity  for  the Years Ended
                  December 31, 1998, 1997 and 1996
               -  Statements of Cash Flows for the Years Ended December
                  31, 1998, 1997 and 1996
               -  Notes to Financial Statements

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

                                   FUND AMERICA INVESTORS CORPORATION
                                   (Registrant)


  Date:   March 30, 1999           By:  /s/ Helen  M. Dickens
          --------------                ---------------------
                                         Helen M. Dickens
                                         Vice President


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the date above.


  /s/ Steven B. Chotin      Director, Chairman,              March 30, 1999
  Steven B. Chotin          Chief Executive
                            Officer and President
                            (Principal Executive Officer)

   /s/ Helen M. Dickens     Director, Vice President and     March 30, 1999
   Helen M. Dickens         Treasurer (Principal
                            Financial Officer)

   /s/ Howard J. Glicksman  Director, Vice President         March 30, 1999
   Howard J. Glicksman      And Assistant Secretary

   /s/ Garrett Smith        Director                         March 30, 1999
   Garrett Smith

   /s/ Kenneth S. Birnbaum  Vice President                   March 30, 1999
   Kenneth S. Birnbaum

   /s/ Annel Henderson      Principal Accounting             March 30, 1999
   Annel Henderson          Officer




  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


       Since the Company has a sole shareholder, the Company has not sent and will not send an annual report or proxy material to its shareholder.