Form 10-Q
period 1999-03-31
FUND AMERICA INVESTORS CORP
filed 1999-05-14
CIK 823980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                                FORM 10-Q


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days.   YES  [X]     NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 14, 1999 -- 1,000 shares



                       FUND AMERICA INVESTORS CORPORATION
                               FORM 10-Q FOR THE
                       THREE MONTHS ENDED MARCH 31, 1999


                                      INDEX



     PART I.  FINANCIAL INFORMATION                            PAGE NO.
     ------------------------------

              Item 1.   Financial Statements                       3

              Item 2.   Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations                  6


     PART II. OTHER INFORMATION
     --------------------------

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



                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
         --------------------


                        FUND AMERICA INVESTORS CORPORATION
                                   BALANCE SHEETS
                                    (Unaudited)

                                                 March 31,       December 31,
                                                   1999              1998
                                                ----------       -----------
Assets
  Cash                                          $   53,055        $   63,258
  Prepaid expenses                                   2,000                 -
                                                ----------        ----------
     Total assets                               $   55,055        $   63,258
                                                ==========        ==========

Liabilities - accounts payable                  $    7,140        $    2,215
                                                ----------        ----------

Shareholder's equity
  Common stock, par value $.01 per share;
     10,000 shares authorized; 1,000
     shares issued and outstanding                      10                10
  Additional paid-in capital                       369,990           369,990
  Accumulated deficit                             (322,085)         (308,957)
                                                ----------        ----------
     Total shareholder's equity                     47,915            61,043
                                                ----------        ----------
     Total liabilities and share-
         holder's equity                        $   55,055        $   63,258
                                                ==========        ==========


See notes to financial statements





                       FUND AMERICA INVESTORS CORPORATION
                             Statements of Operations
                                   (Unaudited)

                                                   Three months ended
                                                        March 31,
                                               --------------------------
                                                  1999            1998
                                               ----------      ----------
Revenue
 Interest income                                $     572       $   1,304
                                                ---------       ---------
       Total revenue                                  572           1,304
                                                ---------       ---------

Expenses
 General and administrative                         7,700           7,700
 Management fees                                    6,000           6,000
                                                ---------       ---------
       Total expenses                              13,700          13,700
                                                ---------       ---------

   Net loss                                     $ (13,128)      $ (12,396)
                                                =========       =========


See notes to financial statements




                      FUND AMERICA INVESTORS CORPORATION
                           Statements of Cash Flows
                                  (Unaudited)

                                                    Three months ended
                                                         March 31,
                                               ----------------------------
                                                  1999              1998
                                               ----------        ----------
Net cash flow used in operating activities:
  Net loss                                     $  (13,128)       $  (12,396)
 Adjustments to reconcile net loss to net
  cash flow from operating activities:
      Changes in operating assets and
         liabilities:
              Accounts payable                      4,925             7,034
              Prepaid expenses                     (2,000)                -
                                               ----------        ----------
  Net cash flow used in operating
      activities                                  (10,206)           (5,362)
                                               ----------        ----------

Net decrease in cash                              (10,206)           (5,362)

Cash at beginning of period                        63,258           117,269
                                               ----------        ----------

Cash at end of period                          $   53,055        $  111,907
                                               ==========        ==========


See notes to financial statements




                         FUND AMERICA INVESTORS CORPORATION
                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                     Three months ended March 31, 1999 and 1998

1.  Basis of Presentation
    ---------------------

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

The Company may not, either directly or indirectly through a beneficially owned trust, engage in any business or investment activity other than (1) issuing and selling bonds; (2) investing cash balances on an interim basis in high quality short-term securities; (3) purchasing, owning, holding, pledging or selling the collateral or other mortgage-related assets; and (4) engaging in other activi-ties which are necessary or convenient to accomplish the foregoing and are incidental thereto.

At January 1, 1999, the Company had $141 million of registered and unissued
CMOs remaining on its Registration Statement No. 33-60662. It was determined that the registration statement required some updating in order to be utilized and that management anticipated the use of the remaining unissued
CMOs after the update was completed. During 1998, the Company proceeded with its plans to update the registration statement by filing an amendment to it on September 22, 1998.

After filing the amendment, the Company received many comments from the Security and Exchange Commission ("SEC"). To respond to all the SEC comments, it was estimated that the Company will have to spend an additional $50,000 to $100,000 for filing the amendment. At December 31, 1998, management determined that it is not economically feasible to follow through on updating the Registration Statement. In accordance with SFAS No. 121 "Impairment of Long-Lived Assets to be Disposed Of," the deferred offering costs remaining were charged to operations in 1998. The remaining unissued securities, however, have not been deregistered because management believes that it may be economically feasible to finish the update at some point in the future.


2. Unaudited Financial Statements
   ------------------------------

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1999, and the results of its operations and cash flows for the periods ended March 31, 1999 and 1998.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

The Year 2000 Issue
-------------------

With the year 2000 approaching, potential computer failures and errors may occur due to problems with the computerized recognition of date codes. The Year 2000 ("Y2K") issue addresses potential problems that may be encountered with date-related transactions on systems that have historically recognized years using two digits versus four digits. For example, these systems may re-cognize "00" as the year 1900 instead of 2000. This could potentially affect computerized operations that rely on date calculations or are date sensitive.

All operations of the Company are essentially driven by the issuance of securities. In order to assess and determine potential Y2K issues within the operations, the Company has separated operations into three sections, the registration of securities, the issuance of securities, and the administrational operations.


The preparation, filing, and follow-up of the registration and issuance proces-ses are typically out-sourced to third-party service providers that specialize in these services. The Company is requesting confirmation from its third-party servicing providers that their systems are Y2K compliant. The Company has rec-eived assurance of Y2K compliance for some of its third-party service providers. In addition, the Company is still continuing its efforts to receive assurance from its other third-party service providers.

The Company in conjunction with its facilities provider, The Chotin Group Corporation (TCG), a related party, has assessed the third area of the Company's operations, administration systems. TCG provides the Company with office facili-ties and administrative functions. TCG has assessed its internal systems and has developed a Y2K Compliance Plan. Currently, TCG is in the process of imple-menting the plan steps to update and upgrade its internal systems that were det-ermined not compliant. The Company will closely monitor TCG's progress.

Due to the fact that all operational systems are hired out, the Company does not expect to incur any direct costs for Y2K remediation that would materially affect its financial condition. The risk, however, to the Company could potentially be a delay in its operations of registering securities and issuing securities. Delays may be caused by the Company's reliance on third- party service providers who handle out-sourced operations and who are not Y2K compliant. To address this issue, the Company will consider out-sourcing operations to other third-party service provider who confirm their compliance.

If necessary updates and upgrades of TCG's systems are not made on a timely basis, or if third- party service providers are not Y2K ready, Y2K problems could have a material adverse effect on the Company's operations.

Without a reasonably complete upgrade and testing of systems that may be vulnerable to problems, the Company does not have reasonable basis to conclude that the Year 2000 compliance issue will not likely have an operational impact on the Company. In addition, without a reasonable conclusive basis, reported financial information will not necessarily be a indication of future operating results or future financial condition.


Liquidity and Capital Resources
-------------------------------

The Company expects to fund its ongoing operations from its cash balances, and to fund any potential Registration Statement updates from its cash balances and borrowings from its sole shareholder. As of March 31, 1999, $500,000 was available to be borrowed from the Company's sole shareholder. Any borrowings will be subordinate and junior to any issued mortgage securities.


Results of Operations
---------------------

The Company reported a net loss for the three months ended March 31, 1999 of $13,128 as compared to a net loss for the three months ended March 31, 1998 of $12,396. A decrease in interest income earned on a lower cash balance for the three months ended March 31, 1999 is the primary difference in the results of operations between the two reporting periods.


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


                            PART II. OTHER INFORMATION
                            --------------------------


         Item 1.  Legal Proceedings
                  ----------------
                  None.


         Item 2.  Changes in Securities
                  ---------------------
                  None.


         Item 3.  Defaults Upon Senior Securities
                  -------------------------------
                  None.


         Item 4.  Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None.


         Item 5.  Other Information
                  -----------------
                  None.


         Item 6.  Exhibits and Reports on Form 8-K
                  --------------------------------
                  A.  Exhibits

                      Exhibit 27. Financial Data Schedule

                  B.  Form 8-K - None




                                   Page 8

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FUND AMERICA INVESTORS CORPORATION
                                       ----------------------------------
                                       (Registrant)


Date:  May 14, 1999                    By:  /s/ Helen M. Dickens
      --------------------                 ------------------------------
                                           Helen M. Dickens
                                           Vice President and Secretary
                                           (Duly authorized and
                                           Principal Financial Officer)