Form 10-Q
period 1999-06-30
FUND AMERICA INVESTORS CORP
filed 1999-08-17
CIK 823980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999,

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 13, 1999 -- 1,000 shares







               FUND AMERICA INVESTORS CORPORATION
                        FORM 10-Q FOR THE
                  SIX MONTHS ENDED JUNE 30, 1999


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




                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FUND AMERICA INVESTORS CORPORATION
                            BALANCE SHEETS
                             (Unaudited)

                                                   June 30,     December 31,
                                                     1999           1999
                                                  ----------    ------------
Assets
  Cash                                            $  41,008      $  63,258
                                                  ---------      ---------
     Total assets                                 $  41,008      $  63,258
                                                  =========      =========

Liabilities - accounts payable                    $       -      $   2,215
                                                  ---------      ---------

Shareholder's equity
  Common stock, par value $.01 per share;
    10,000 shares authorized; 1,000  shares
    issued and outstanding                               10             10
  Additional paid-in capital                        369,990        369,990
  Accumulated deficit                              (328,992)      (308,957)
                                                  ---------      ---------
     Total shareholder's equity                      41,008         61,043
                                                  ---------      ---------

  Total liabilities and shareholder's equity      $  41,008      $  63,258
                                                  =========      =========



See notes to financial statements






                  FUND AMERICA INVESTORS CORPORATION
                       Statements of Operations
                              (Unaudited)


                                Three months ended        Six months ended
                                      June 30,                 June 30,
                                ------------------        ----------------
                                 1999        1998          1999       1998
                               --------    --------      --------   --------
Revenue
 Interest income               $    443    $  1,261      $  1,015   $  2,565
                               --------    --------      --------   --------
       Total revenue                443       1,261         1,015      2,565
                               --------    --------      --------   --------

Expenses
 General and administrative         450         471         8,150      8,171
 Legal fees                         900         108           900        108
 Management fees                  6,000       6,000        12,000     12,000
                               --------    --------      --------   --------
       Total expenses             7,350       6,579        21,050     20,279
                               --------    --------      --------   --------

     Net loss                  $ (6,907)   $ (5,318)     $(20,035)  $(17,714)
                               ========    ========      ========   ========


See notes to financial statements


                                     Page 4






                      FUND AMERICA INVESTORS CORPORATION
                           Statements of Cash Flows
                                 (Unaudited)

                                                     Six months ended
                                                          June 30,
                                                  ----------------------
                                                    1999          1998
                                                 ----------    ----------

Net cash flow used in operating activities:
  Net loss                                       $ (20,035)    $ (17,714)
 Adjustments to reconcile net loss to net
     cash flow from operating activities:
  Changes in operating assets and liabilities:
        Accounts payable                            (2,215)            2
                                                 ---------     ---------
Net cash flow used in operating activities         (22,250)      (17,712)
                                                 ---------     ---------

Net decrease in cash                               (22,250)      (17,712)

Cash at beginning of period                         63,258       117,269
                                                 ---------     ---------

Cash at end of period                            $  41,008     $  99,557
                                                 =========     =========


See notes to financial statements


                                     Page 5



                       FUND AMERICA INVESTORS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                     Six months ended June 30, 1999 and 1998

1.  Basis of Presentation

Organization
------------
Fund America Investors Corporation (the "Company") was incorporated in the State of Delaware on October 19, 1987 as a limited purpose finance corporation. The company was established to engage in the issuance and administration of Collateralized
Mortgage Obligations ("CMOs") which are secured by mortgage loans or by mortgage loan pass-through certificates backed by mortgage loans (collectively referred to as the "Collateral"). The Collateral may be issued and/or guaranteed by agencies, including the Ginnie Mae, Fannie Mae and Freddie Mac or other entities. To issue such CMOs, the Company may acquire, hold, sell or pledge the Collateral, but typically these activities are transacted through trusts beneficially owned and created by the Company.

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

On April 1, 1999, the Company had $141 million of registered and unissued CMOs remaining on its Registration Statement No. 33-
60662. On September 22, 1998, the company file an amendment to update its Registration Statement No. 33-60662. After filing the amendment, the Company received many comments from the Security and Exchange Commission ("SEC"). To respond to all the SEC comments, it was estimated that the Company will have to spend an additional $50,000 to $100,000 for filing the amendment. At December 31, 1998, management determined that it is not economically feasible to follow through on updating the Registration Statement. In accordance with SFAS No. 121 "Impairment of Long-Lived Assets to be Disposed Of," the deferred offering costs remaining were charged to operations in 1998. The remaining registered and unissued securities, which amounts to $141 million for the second quarter ended June 30, 1999, have not been deregistered because management believes that it may be economically feasible to finish the update at some point in the future.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1999, and the results of its operations and cash flows for the periods ended June 30, 1999 and 1998.

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

The preparation, filing, and follow-up of the registration and issuance processes are typically out-sourced to third-party service providers that specialize in these services. The Company is requesting confirmation from its third-party servicing providers that their systems are Y2K compliant. The Company has received assurance of Y2K compliance for some of its third-party service providers. In addition, the Company is still continuing its efforts to receive assurance from its other third-party service providers.
The Company in conjunction with its facilities provider, The Chotin Group Corporation (TCG), a related party, has assessed the third area of the Company's operations, administration systems. TCG provides the Company with office facilities and administrative functions. TCG is in the first part of its final phase of its Y2K compliance plan. TCG is currently replacing and upgrading its hardware systems that were identified in the assessment phase.
Hardware replacement is 90% complete and once completed, replacement of identified software systems will begin, followed by system testing. TCG believes that its Y2K efforts are on track to ensure compliance with the upcoming deadline. The Company will closely monitor TCG's progress.

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

Liquidity and Capital Resources
-------------------------------
The Company expects to fund its ongoing operations from its cash balances, and to fund any potential Registration Statement updates from its cash balances and borrowings from its sole shareholder. As of June 30, 1999, $500,000 was available to be borrowed from the Company's sole shareholder. Any borrowings will be subordinate and junior to any issued mortgage securities.

Results of Operations
---------------------
The Company reported a net loss for the six months ended June 30, 1999 of $20,035 as compared to a net loss for the six months ended
June 30, 1998 of $17,714. A decrease in interest earned on cash balances is the primary difference in the results of operations between the two reporting periods.

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



                                       FUND AMERICA INVESTORS CORPORATION
                                       ----------------------------------
                                       (Registrant)


Date:   August 13, 1999                By: /s/ Helen M. Dickens
     -----------------------              --------------------------------
                                            Helen M. Dickens
                                            Vice President, Secretary/Treasurer
                                            (Duly authorized and
                                            Principal Financial Officer
