Form 10-Q
period 1999-09-30
FUND AMERICA INVESTORS CORP
filed 1999-11-15
CIK 823980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   SEPTEMBER 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 12, 1999 -- 1,000 shares







               FUND AMERICA INVESTORS CORPORATION
                        FORM 10-Q FOR THE
               NINE MONTHS ENDED SEPTEMBER 30, 1999


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



                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FUND AMERICA INVESTORS CORPORATION
                            BALANCE SHEETS

                                            (Unaudited)
                                           September 30,     December 31,
                                               1999             1998
                                          ---------------   --------------
Assets
  Cash                                        $ 32,341         $ 63,258
  Prepaid expenses                               2,000                -
                                              --------         --------
     Total assets                             $ 34,341         $ 63,258
                                              ========         ========

Liabilities - accounts payable                $      -         $  2,215
                                              --------         --------

Shareholder's equity
  Common stock, par value $.01 per share;
   10,000 shares authorized;1,000 shares
   issued and outstanding                           10               10
  Additional paid-in capital                   369,990          369,990
  Accumulated deficit                         (335,659)        (308,957)
                                              --------         --------
     Total shareholder's equity                 34,341           61,043
                                              --------         --------

Total liabilities and shareholder's equity    $ 34,341         $ 63,258
                                              ========         ========


See notes to financial statements








                  FUND AMERICA INVESTORS CORPORATION
                       Statements of Operations
                              (Unaudited)


                                Three months ended     Nine months ended
                                   September 30,         September 30,
                                ------------------     -----------------
                                  1999      1998         1999     1998
                                --------  --------     -------- --------
Revenue
 Interest income                $    333  $  1,109     $  1,348 $  3,674
                                --------  --------     -------- --------

       Total revenue                 333     1,109        1,348    3,674
                                --------  --------     -------- --------

Expenses
 General and administrative         1000       460        9,150    8,630
 Legal fees                            -         -          900      108
 Management fees                   6,000     6,000       18,000   18,000
                                --------  --------     -------- --------

       Total expenses              7,000     6,460       28,050   26,738
                                --------  --------     -------- --------

       Net loss                 $ (6,667) $ (5,351)    $(26,702)$(23,064)
                                ========  ========     ======== ========



See notes to financial statements



                                 Page 4





                 FUND AMERICA INVESTORS CORPORATION
                      Statements of Cash Flows
                              (Unaudited)

                                                   Nine months ended
                                                      September 30,
                                                 ---------------------
                                                   1999         1998
                                                 --------     --------
Net cash flow from operating activities:
  Net loss                                       $(26,702)    $(23,064)
 Adjustments to reconcile net loss to
   net cash flow from operating activities:
  Changes in operating assets and liabilities:
     Accounts payable                              (2,215)      17,394
     Prepaid expenses                              (2,000)           -
     Deferred offering costs                            -      (17,500)
                                                 --------     --------
Net cash flow used in operating activities        (30,917)     (23,170)

Net decrease in cash                              (30,917)     (23,170)

Cash at beginning of period                        63,258      117,269
                                                 --------     --------

Cash at end of period                            $ 32,341     $ 94,099
                                                 ========     ========


See notes to financial statements



                                   Page 5



                 FUND AMERICA INVESTORS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)
            Nine months ended September 30, 1999 and 1998

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

On July 1, 1999, the Company had $141 million of registered and unissued CMOs remaining on its Registration Statement No. 33-
60662. On September 22, 1998, the company filed an amendment to update it's Registration Statement No. 33-60662. After filing the amendment, the Company received many comments from the Securities and Exchange Commission ("SEC"). To respond to all the SEC comments, it was estimated that the Company will have to spend an additional $50,000 to $100,000 for filing the amendment.
At December 31, 1998, management determined that it is not economically feasible to follow through on updating the Registration Statement. In accordance with SFAS No. 121 "Impairment of Long-Lived Assets to be Disposed Of," the deferred offering costs remaining were charged to operations in 1998. As of the third quarter ended September 30, 1999, the remaining registered and unissued securities of $141 million have not been deregistered because management believes that it may be economically feasible to finish the update at some point in the future.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1999, and the results of its operations and cash flows for the periods ended September 30, 1999 and 1998.

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


The preparation, filing, and follow-up of the registration and issuance processes are typically out-sourced to third-party service providers that specialize in these services. The Company is requesting confirmation from its third-party servicing providers that their systems are Y2K compliant. The Company has received assurance of
Y2K compliance for some of its third-party service providers. In addition, the Company is still continuing its efforts to receive assurance from its other third-party service providers.
The Company in conjunction with its facilities provider, The Chotin Group Corporation (TCG), a related party, has assessed its administration systems, the third area of the Company's operations. TCG provides the Company with office facilities and administrative functions. TCG is in the second part of its final phase of its Y2K compliance plan. All hardware systems identified as non-Y2K compliant have been replaced.  Additionally, all necessary
replacements to software systems used in the administration of the Company's operations have been made. All hardware and software systems will be tested prior to year-end to allow adequate time for
any potential corrections.   TCG believes that its Y2K efforts are on
track to ensure compliance with the upcoming deadline.

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

If necessary updates and upgrades identified in the testing process of TCG's systems are not made on a timely basis, or if third- party service providers are not Y2K ready, Y2K problems could have a material adverse effect on the Company's operations.
Without a reasonably complete testing of systems that may be vulnerable to problems, the Company does not have reasonable basis to conclude that the Year 2000 compliance issue will not likely have an operational impact on the Company. In addition, without a reasonable conclusive basis, reported financial information will not necessarily be a indication of future operating results or future financial condition.

Liquidity and Capital Resources

The Company expects to fund its ongoing operations from its cash balances, and to fund any potential Registration Statement updates from its cash balances and borrowings from its sole shareholder. As of September 30, 1999, $500,000 was available to be borrowed from the Company's sole shareholder. Any borrowings will be subordinate and junior to any issued mortgage securities.

Results of Operations

The third quarter operations resulted in a net loss of $6,667 and $5,351, respectively, for the three months ended September 30, 1999 and 1998. Comparably, the Company reported a net loss for both nine month periods ended September 30, 1999 and 1998 of $26,702 and $23,064.

Both interim periods reflected the same operating activities, generating no issuance income while funding normal ongoing expenses. The primary reason for the increase in the net loss from 1999 to 1998 resulted from a decrease in interest earnings on cash balances and an increase in general and administrative expenses.

Forward Looking Statements

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



                                       FUND AMERICA INVESTORS CORPORATION
                                       (Registrant)


Date:   November 12, 1999              By:  /s/Helen M. Dickens
                                           -----------------------------------
                                            Helen M. Dickens
                                            Vice President, Secretary/Treasurer
