Form 10-K
period 1999-12-31
FUND AMERICA INVESTORS CORP
filed 2000-03-30
CIK 823980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K


[X ]    Annual report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 1999, or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   X
State the aggregate market value of the voting stock held by
non-affiliates of the registrant:  As of    December 31, 1999:  $0.00.

The number of shares outstanding of the Registrant's $0.01 par value common stock, as of March 29, 2000, was 1,000 shares.

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

On December 31, 1999, the Company had $141 million of registered and unissued CMOs remaining on its Registration Statement No. 33-60662. The Company received several comments from the Securities and Exchange Commission ("SEC") after filing an amendment on September 22, 1998 to update its Registration Statement. After reviewing the comments and assessing the necessary requirements, the Company estimated that it will cost an additional amount ranging from $50,000 to $100,000 to address and respond to the comments received. Based on this estimate, on December 31, 1998, management determined that it was not economically feasible to follow through with updating the Registration Statement. Additionally in accordance with SFAS No. 121 "Impairment of Long-Lived Assets to be Disposed Of," the deferred offering costs remaining and incurred in 1998 were charged to operations in 1998. The $141 million registered and unissued securities still remain on the Company's Registration Statement as of December 31, 1999. The preceding events have not precipitated deregistration of the remaining unissued securities since management believes that it may be economically feasible to finish the update at some point in the future.

                            Page 2

ITEM 2.      PROPERTIES

The Company has no material physical properties.

ITEM 3.      LEGAL PROCEEDINGS

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 1999.


PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS

There is no established public trading market for the Company's common stock and no dividends have been declared or paid. All of the Company's common stock is owned by a sole shareholder.


ITEM 6.      SELECTED FINANCIAL DATA

                                       Year Ended December 31,
                    -----------------------------------------------------------
                      1999         1998         1997        1996         1995
                    --------     --------     --------    --------     --------
   Revenue          $  1,594     $  4,565    $   4,533    $  9,653     $ 11,791

   Net loss         $(33,151)    $(95,023)   $(102,682)   $(25,191)    $(65,830)

   Net loss per
    share of
    common stock    $     (1)          (1)          (1)         (1)          (1)

   Total assets     $ 12,892     $ 63,258    $ 156,172    $258,749     $329,033

   Shareholder's
     equity         $ 12,892     $ 61,043    $ 156,066    $258,749     $283,939


  (1) Not presented, as all shares of common stock are held by a sole shareholder.

                                     Page 3

  ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

  1. General

  As more fully described below, the Company or certain established trusts have issued nine series of registered CMO's aggregating
  $1,508,989,338 in initial issuance amount.  As of December 31, 1999, five series of CMO's remain outstanding. The following list consists of outstanding series at December 31, 1999 shown with the initial issuance amounts.
                                        Initial
  Trust     Series    Amount            Collateral
  ----------------------------------------------------------------------------
    n/a     1991-1    $350,000,000      GNMA Certificates

    n/a     1993-1    $ 66,040,000      GNMA Certificates and FNMA
                                                       Certificates

     I      1993-2    $117,350,000      FNMA Certificates and FHLMC
                                        securities; Private Mortgage-Backed
                                        securities; cash, other mortgage-backed
                                        securities or certain United States
                                        Treasury securities

    IV      1993-5    $ 20,249,338      FNMA Stripped Mortgage-Backed
                                        Security ("FNMA SMBS") held in the form
                                        of a FNMA Guaranteed MBS
                                        Pass-Through Certificate and included
                                        in FNMA SMBS Trust 000240-CL

    IV      1993-6    $ 50,350,000      FNMA and FHLMC securities; certain
                                        CMO's issued by Trust IV, Series 1993-5;
                                        cash, other mortgage-backed
                                        securities or certain United States
                                        Treasury securities

  To date, the Company has issued four CMO offerings totaling
  $966,040,000 ("the FAIC Bonds"). The FAIC Bonds are a direct obligation of the Company and have been structured to be payable from the principal of and interest on the collateral pledged to the Trustee for the benefit of the Bondholders. In addition, the Company established four trusts which issued five CMO offerings totaling $542,949,338 (the "FAIT Bonds"). The FAIT Bonds are a direct obligation of each related trust which have been structured to be payable from the principal of and interest on the collateral pledged to the Indenture Trustee for the benefit of the Bondholders. The FAIC Bonds and the FAIT Bonds constitute Collateralized Mortgage Obligations ("CMO's) as defined by generally accepted accounting principles ("GAAP"). In general, GAAP provides that CMO's are presumed to be borrowing transactions and should be recorded as liabilities in the financial statements of the issuer unless certain conditions are met. The FAIC Bonds and the FAIT Bonds meet the exceptions set forth in GAAP and therefore, the borrowings and the related collateral were eliminated from the financial statements, and all other costs associated with the offering transactions were charged to expense during the issuance period.


                                   Page 4

  2. The Year 2000 Issue

  The Year 2000 problem is the potential for system and processing failures of date related data arising from the use of two digits by computer controlled systems, rather than four digits, to define the applicable year. The Company completed its Year 2000 assessment in 1999 and to date it has not experienced any material Year 2000 difficulties and does not expect to incur any material costs related to the Year 2000 issue. Additionally, since January 1, 2000, the Company has not experienced any computer or operational disruptions as a result of Year 2000 problems or otherwise.

  3. Liquidity and Capital Resources

  Over the next 12 months, the Company expects to fund ongoing operations as well as any potential upgrades and amendments to its Registration Statement from cash balances and loans or contributions from its sole shareholder.

  4. Results of Operations

  The Company does not have any significant assets other than cash held for operations. Major operating activity is initiated from the issuance of CMO's or the preparation in registering CMO's to be issued. Costs incurred with registering CMO's are capitalized until such time as the CMO's are issued in an offering or evaluated for impairment.

  Net income may fluctuate from period to period based on the use of the Company's registered and unissued CMO's. The Company generally charges the issuer of a series of CMO's a flat fee and a proportionate share of deferred costs associated with its registration statement.

  Typically, periods reporting net income are the result of issuance fees earned by the Company for the use of its shelf registration. Conversely, in periods reflecting net losses, no issuance fees were earned and the loss was the result of fixed general and administrative expenses and impairments, if any.

  An evaluation of long-lived assets at December 31, 1998 and December 31, 1997 resulted in an impairment of the Company's deferred offering costs. As described in Item 1, the Company charged the remaining deferred offering costs of $65,271 to operations in 1998. Deferred offering costs of $72,769 in 1997 were charged to operations because the costs were determined to be in excess of accepted market pass-through costs. No impairments were charged to operations in 1999.

  The Company reported a net loss for the year ended December 31, 1999 of $33,151 as compared to a net loss of $95,023 for the year ended December 31, 1998 and net loss of $102,682 for the year ended December 31, 1997. The Company did not issue any bonds during these three reporting periods. In 1998, the net loss reported included an operating loss of $29,752 and an asset impairment charge of $65,271. In 1997, the net loss reported included an operating loss of $29,913 and an asset impairment charge of $72,769.


                              Page 5

  5. Forward Looking Statements

  The statements contained in this Item 7 and Item 7A that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Y2K preparedness of the Company's third-party service providers, the market for mortgage-backed securities, competition, government regulations and possible future litigation.

  ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK

  CMO's that are issued either by the Company or a trust formed by the Company constitute debt obligations of the Company or the applicable trust and do not represent an ownership interest in the Company or such trust. As described in Item 7, assets or Collateral securing payments to Bondholders are not treated as assets and CMO obligations are not treated as liabilities of the Company.

  Disclosures required in this Item 7A are intended to clarify a registrant's exposures to market risk associated with activities in derivative financial instruments, other financial instruments, and derivative commodity instruments. The purpose of this section is to disclose the material effects on earnings, fair values, and cash flows that are inherent to potential market risk exposure. Potential market risk associated with CMO's issued under the Company's registration statement will not have a material effect on the Company's earnings or cash flow since the CMO's do not represent an interest in the Company. In addition, the Company has no public common equity; all common stock of the Company is held by one shareholder. Therefore, material effects of potential market risk exposure on CMO's issued from the Company will not have any significant impact on the Company.


                                Page 6

  ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



  INDEPENDENT AUDITORS' REPORT



  Board of Directors and Shareholder
  Fund America Investors Corporation
  Englewood, Colorado


  We have audited the accompanying balance sheets of Fund America
  Investors Corporation as of December 31, 1999 and 1998, and the related statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



  DELOITTE & TOUCHE  LLP




  Denver, Colorado
  March 10, 2000


                                   Page 7

                 FUND AMERICA INVESTORS CORPORATION
                           Balance Sheets
                                                    December 31,
                                         ---------------------------------
                                            1999                   1998
                                          --------               --------
 Assets
  Cash and cash equivalents (Note 2)      $ 12,892               $ 63,258
                                          --------               --------
  Total assets                            $ 12,892               $ 63,258
                                          ========               ========

  Liabilities - Accounts payable          $      -               $  2,215
                                          --------               --------
  Shareholder's equity
  Common stock, par value $.01 per share;
    10,000 shares authorized; 1,000 shares
    issued and outstanding                      10                     10
  Additional paid-in capital               569,990                569,990
  Shareholder distributions               (215,000)              (200,000)
  Accumulated deficit                     (342,108)              (308,957)
                                          --------               --------
  Shareholder's equity - net                12,892                 61,043
                                          --------               --------
  Total liabilities and
    shareholder's equity                  $ 12,892               $ 63,258
                                          ========               ========

  See notes to financial statements

                                Page 8

                     FUND AMERICA INVESTORS CORPORATION
                           Statements of Operations

                                                Year Ended December 31,
                                     ------------------------------------------
                                       1999              1998            1997
                                     --------          --------        --------
  Revenue
    Interest income                  $  1,594          $  4,565        $  4,533
                                     --------          --------        --------
  Total revenue                         1,594             4,565           4,533
                                     --------          --------        --------

  Expenses
    General and administrative         10,745            10,317          10,446
    Management fees (Note 4)           24,000            24,000          24,000
    Impairment of long-lived
      assets (Note 2)                       -            65,271          72,769
                                     --------          --------        --------
   Total expenses                      34,745            99,588         107,215
                                     --------          --------        --------

   Net loss                          $(33,151)         $(95,023)      $(102,682)
                                     ========          ========        ========

   See notes to financial statements

                                   Page 9

                    FUND AMERICA INVESTORS CORPORATION
                     Statements of Shareholder's Equity
                Years ended December 31, 1999, 1998 and 1997

              Common Stock     Addi-       Share-
           ------------------  tional      holder
           Number of    Par    Paid-in     Distri-   Accumulated   Shareholder's
            Shares     Value   Capital     butions    (Deficit)     Equity-Net
           ---------  ------  ---------  ----------- -----------  --------------
Balance at
 January 1,
 1997         1,000    $ 10    $569,990   $(200,000)  $(111,252)    $ 258,748
Net
 loss             -       -           -           -    (102,682)     (102,682)
           --------   -----    --------   ---------   ---------     ---------

Balance at
 December 31,
 1997         1,000      10     569,990    (200,000)   (213,934)      156,066
Net
 loss             -       -           -           -     (95,023)      (95,023)
           --------   -----    --------   ---------   ---------     ---------

Balance at
  December 31,
  1998       1,000       10     569,990    (200,000)   (308,957)       61,043
Shareholder
  distri-
  butions        -        -           -     (15,000)          -       (15,000)
Net
  loss           -        -           -           -     (33,151)      (33,151)
           -------    -----    --------   ---------   ---------     ---------

Balance at
  December 31,
  1999      1,000     $ 10     $569,990   $(215,000)  $(342,108)    $  12,892
           =======    ====     ========   =========   =========     =========



     See notes to financial statements

                                 Page 10



                       FUND AMERICA INVESTORS CORPORATION
                             Statements of Cash Flows

                                               Year Ended December 31,
                                       ---------------------------------------
                                          1999          1998           1997
                                        --------      --------       --------
  Net cash flows from
  operating activities:
    Net loss                            $(33,151)     $(95,023)      $(102,682)
  Adjustments:
    Impairment of deferred
      offering costs                           -        65,271          72,769
  Changes in assets
      and liabilities:
    Accounts payable                      (2,215)        2,109             106
                                        --------      --------       ---------
  Net cash used in
     operating activities                (35,366)      (27,643)        (29,807)

  Cash flows used in
      investing activities:
    Deferred offering costs                    -       (26,368)              -

  Cash flows used in
      financing activities:
    Shareholder distributions            (15,000)            -               -
                                        --------      --------       ---------

  Net decrease in
      cash and cash equivalents          (50,366)      (54,011)        (29,807)

  Cash and cash equivalents
      at beginning of year                63,258       117,269         147,076
                                        --------      --------       ---------

  Cash and cash equivalents
      at end of year                    $ 12,892      $ 63,258        $117,269
                                        ========      ========        ========

  Supplemental cash flow information:

  Cash paid for interest                $      -      $      -        $      -

  Cash paid for income taxes            $      -      $      -        $      -

  See notes to financial statements

                                     Page 11

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

  Net loss per share is not presented, since all shares of common stock are held by a sole shareholder.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                   Page 12

  SFAS No. 107 "Disclosure About Fair Value of Financial
  Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The Company's financial instruments include: cash and cash equivalents, and accounts payable. The carrying amount of these assets and liabilities approximates their fair value.

  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets
  and Long-Lived Assets to be Disposed Of" requires companies to evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value. The Company's deferred offering costs are considered long-lived assets under this pronouncement. An evaluation of the Company's deferred offering costs was performed to determine the fair value. The fair value of the Company's deferred offering costs remained at zero for 1999 since no additional deferred offering costs were incurred during the year, and the fair value of all previous deferred offering costs were determined
  to be zero in 1998.   Deferred offering costs of $65,271 and $72,769
  were charged to operations for the years ended December 31, 1998 and December 31, 1997, respectively.

  SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow gains and losses recognized related to a hedged item in the income statement to be offset by the related derivative's gains and losses, and requires the Company to formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. During 1999, the implementation of SFAS No. 133 was deferred until January 1, 2001 by the issuance of SFAS No 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." Preliminarily, the Company does not expect SFAS No. 133 to have an impact on its financial statements.

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

  Note 4.      Related Party Transactions

  The Company has engaged in various related party transactions as discussed below. Accordingly, the accompanying financial statements are not necessarily indicative of the financial position that would exist or the results of operations that would have occurred if the transactions had been with unaffiliated parties.

  The sole shareholder of the Company is also President and a
  Director of The Chotin Group Corporation and Fund America Management Corporation ("FAMC"). In April 1989, the Company entered into a management agreement with The Chotin Group Corporation (the "Facilities Manager") through the period ended December 31, 1999. This agreement has been renewed and modified by the parties. Under the terms of the new agreement, the Facilities Manager is required to provide facilities use and other services necessary for the Company to manage its business
  affairs.    The management fees paid as a result of this arrangement
  amounted to $24,000 for each of the three years in the period ended December 31, 1999. This agreement was subsequently terminated on January 1, 2000.

                                  Page 13

  As of December 31, 1999, services under two remaining management agreements continue to be administered by FAMC for the Company. The terms of each management agreement provide for the performance of certain administrative functions under separate bond indentures related to each of these two remaining CMO issuances. All annual fees for these services performed by FAMC are paid by each series' Trustee directly to FAMC.

  Note 5.      CMO Information

  At December 31, 1999 and 1998, the outstanding principal balance of the Bonds was as follows:

  Trust                 Series                 1999                  1998
  ----------------------------------------------------------------------------
  N/A                   Series 91-1         $18,597,083         $ 26,992,447
  N/A                   Series 91-2                   -            7,777,836
  N/A                   Series 93-1           5,780,074           17,135,253
  Trust I               Series 93-2          45,751,938           56,499,262
  Trust IV              Series 93-5          10,026,650           12,360,073
  Trust IV              Series 93-6          18,843,875           23,939,323
                                            -----------         ------------
  Totals                                    $98,999,620         $144,704,194

  ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                  Page 14

  PART III

  ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Name                    Position                                   Age
  ------------------------------------------------------------------------
  Steven B. Chotin        Director, Chairman, Chief Executive
                          Officer and President                      52

  Howard J. Glicksman     Director, Vice President and Assistant
                          Secretary                                  54

  M. Garrett Smith        Director                                   38

  Helen M. Dickens        Director, Vice President,
                          and Secretary                              46

  Annel Henderson         Principal Accounting Officer,
                          and Controller                             38

  Matthew T. Kennedy      Assistant Secretary                        24

  Steven B. Chotin, 52, has been a Director and the Chairman, Chief Executive Officer and President of the Company since its inception. Mr. Chotin has been President of The Chotin Group Corporation, a financial service firm, since July 1984. Mr. Chotin was a director of American Southwest Financial Corporation and of American Southwest Finance Co., Inc. from 1982 to 1994. Mr. Chotin may be deemed to be a "promoter" within the meaning of Rule 405 under the Securities Act of 1933, as amended (the "Act").

  Howard J. Glicksman, 54, has been a Director of the Company since
  1995, Vice President since 1993 and Assistant Secretary since 1989. Mr. Glicksman has been Vice President since 1993, Assistant Secretary and General Counsel since 1989 of The Chotin Group Corporation. Prior to joining The Chotin Group Corporation, Mr. Glicksman was a partner in the Denver, Colorado law firm of Glicksman, Woodrow & Shaner. He currently holds bar and association memberships in Colorado and New York.

  M. Garrett Smith, 38, joined Stonebridge Technologies, based in
  Dallas, in 1999 as its Chief Financial Officer. Previously, Mr. Smith was Executive Vice President and Chief Financial Officer of Pioneer Natural Resources Company. He also served as a Senior Vice President of Corporate Acquisitions at Pioneer. Prior to joining Pioneer, Mr. Smith was a partner with BTC Partners, a financial consultant to MESA, Inc.

  Helen M. Dickens, 46, has been a Director of the Company since
  1995, Vice President and Secretary of the Company since 1989. Ms. Dickens is also Vice President and Chief Operations Officer of The Chotin Group Corporation, positions she has held since 1989. Prior to joining The Chotin Group Corporation, Ms. Dickens served as Assistant Corporate Secretary and Assistant to the Chairman of the Board and President of Uniwest Financial Corp., a non-diversified savings and loan holding company.

  Annel Henderson, 38, has been the Controller of the Company since 1992 and the Principal Accounting Officer since 1995. Mrs. Henderson has been the Controller of The Chotin Group Corporation since 1992. Prior to 1992, she was Accounting Manager of Community Holdings Corporation.

  Matthew T. Kennedy, 24, has been the Assistant Secretary of the
  Company since 1999. Mr. Kennedy joined The Chotin Group Corporation in 1999 as a financial analyst. In 1998 Mr. Kennedy received a Bachelor of Science degree from Miami University with a Major in Economics and a Minor in Information Systems.

  Directors and Executive Officers are elected annually for a one-year term.


                               Page 15

  ITEM 11.     EXECUTIVE COMPENSATION

  As of December 31, 1999, no executive officer had received any compensation exceeding $100,000.

  The Company has not paid any compensation pursuant to plans or any other compensation arrangement. The Company pays its outside director a monthly fee of $150.00. No other officers or directors receive any compensation for their services.

  ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT

                                                       Amount and
                                                       Nature Of
  Title                                                Beneficial   Percent of
  of Class     Name and Address of Beneficial Owner   Ownership(1)     Class
  -----------------------------------------------------------------------------
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

  ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information relating to this Item is incorporated herein by reference to Item 8, "Financial Statements and Supplementary Data" under
  Note 4 "Related Party Transactions."



                                   Page 16

  PART IV

  ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS
                      ON  FORM 8-K

  ( a ) (1)    Financial Statements
                    -  Independent Auditors' Report
                    -  Balance Sheets at December 31, 1999 and 1998
                    - Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997
                    - Statements of Shareholder's Equity for the Years Ended December 31, 1999, 1998 and 1997
                    - Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997
                    -  Notes to Financial Statements

  ( a ) (2)    Financial Statement Schedules

                  The financial statement schedules have been omitted because they are inapplicable.

  ( b )           Reports on Form 8-K

                   None.

  ( c )        Exhibits

               Exhibit 27. Financial Data Schedule


                             Page 17

  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FUND AMERICA INVESTORS CORPORATION
                                    (Registrant)
   Date:   March 29, 2000           By:  /s/ Helen  M. Dickens
         -----------------             --------------------------------
                                             Helen M. Dickens
                                             Vice President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the date above.


  /s/ Steven B. Chotin    Director, Chairman, Chief Executive   March 29, 2000
      -----------------   Officer and President
      Steven B. Chotin    (Principal Executive Officer)


  /s/ Helen M. Dickens    Director, Vice President and
      -----------------   Treasurer (Principal Financial
      Helen M. Dickens    Officer)                              March 29, 2000


  /s/ Howard J. Glicksman Director, Vice President and          March 29, 2000
      ------------------- Assistant Secretary
      Howard J. Glicksman


  /s/ M. Garrett Smith    Director                              March 29, 2000
      -------------------
      M. Garrett Smith


  /s/ Annel Henderson     Principal Accounting Officer          March 29, 2000
      -------------------
      Annel Henderson


  /s/ Matthew T. Kennedy  Assistant Secretary                   March 29, 2000
      -------------------
      Matthew T. Kennedy



                                 Page 18

  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
  PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE
  NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  Since the Company has a sole shareholder, the Company has not sent and will not send an annual report or proxy material to its shareholder.




                                 Page 19