Form 10-Q
period 2000-03-31
FUND AMERICA INVESTORS CORP
filed 2000-05-15
CIK 823980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was re-quired to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days.     YES  [X]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 15, 2000 -- 1,000 shares




               FUND AMERICA INVESTORS CORPORATION
                        FORM 10-Q FOR THE
                THREE MONTHS ENDED MARCH 31, 2000


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



                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FUND AMERICA INVESTORS CORPORATION
                            BALANCE SHEETS
                              (Unaudited)


                                           March 31,     December 31,
                                             2000           1999
                                          ----------     ----------
Assets
  Cash                                    $    2,344     $   12,892
                                          ----------     ----------
     Total assets                         $    2,344     $   12,892
                                          ==========     ==========


Liabilities - accounts payable            $    8,000     $        -
                                          ----------     ----------

Shareholder's equity
  Common stock, par value $.01 per
   share;10,000 shares authorized;
   1,000 shares issued and outstanding            10             10
  Additional paid-in capital                 569,990        569,990
  Shareholder distributions                 (225,000)      (215,000)
  Accumulated deficit                       (350,656)      (342,108)
                                          ----------     ----------
     Total shareholder's equity               (5,656)        12,892
                                          ----------     ----------

     Total liabilities and
        shareholder's equity              $    2,344     $   12,892
                                          ==========     ==========



See notes to financial statements


                  FUND AMERICA INVESTORS CORPORATION
                       Statements of Operations
                              (Unaudited)

                                               Three months end
                                                   March 31,
                                          ---------------------------
                                             2000             1999
                                           --------         --------
Revenue
 Interest income                           $     12         $    572
                                           --------         --------
       Total revenue                             12              572
                                           --------         --------

Expenses
 General and administrative                   8,560            7,700
 Management fees                                  -            6,000
                                           --------         --------
       Total expenses                         8,560           13,700
                                           --------         --------
       Net loss                            $ (8,548)        $(13,128)
                                           ========         ========




See notes to financial statements


                 FUND AMERICA INVESTORS CORPORATION
                      Statements of Cash Flows
                              (Unaudited)

                                                  Three months ended
                                                       March 31,
                                              --------------------------
                                                 2000            1999
                                              ----------      ----------
Net cash flow used in operating activities:
     Net loss                                 $   (8,548)     $  (13,128)
 Adjustments to reconcile net loss to
 net cash flow from operating activities:
   Changes in operating assets and liabilities:
     Accounts payable                              8,000           4,925
     Prepaid expenses                                  -          (2,000)
                                              ----------      ----------
Net cash flow used in operating activities          (548)        (10,203)


Net cash flow used in financing activities:
  Shareholder distribution                       (10,000)              -
                                              ----------      ----------

Net decrease in cash                             (10,548)        (10,203)

Cash at beginning of period                       12,892          63,258
                                              ----------      ----------

Cash at end of period                         $    2,344      $   53,055
                                              ==========      ==========



See notes to financial statements


                                  Page 5

                    FUND AMERICA INVESTORS CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                Three months ended March 31, 2000 and 1999


1.  Basis of Presentation

Organization
--------------
Fund America Investors Corporation (the "Company") was incorporated in the State of Delaware on October 19, 1987 as a limited purpose finance corporation. The company was established to engage in the issuance and administration of Collateralized Mortgage Obligations ("CMOs") which are secured by mortgage loans or by mortgage loan pass-through certificates backed by mortgage loans (collectively referred to as the "Collateral"). The Collateral may be issued and/or guaranteed by agencies, including the Ginnie Mae, Fannie Mae and Freddie Mac or other entities. To issue such CMOs, the Company may acquire, hold, sell or pledge the Collateral, but typically these activities are transacted through trusts beneficially owned and created by the Company.

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

On January 1, 2000, the Company had $141 million registered and unissued
CMOs remaining on its Registration Statement No. 33-60662. The Registration Statement will require updating before any additional securities can issued from the remaiining balance. As of March 31, 2000, management has determined that it is not economically feasible to follow through on updating the Registration Statement. However, the remaining registered and unissued securities of $141 million have not been deregistered because management believes that it may be economically feasible to finish the update at some point in the future. As of March 31, 2000, $141 million registered and unissued
CMOs remains on the Company's Registration Statement No. 33-60662.

2. Unaudited Financial Statements

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2000, and the results of its operations and cash flows for the periods ended March 31, 2000 and 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Company expects to fund its ongoing operations from its cash balances and loans or contributions from its sole shareholder. Any borrowings will be subordinate and junior to any issued mortgage securities.

Results of Operations
---------------------
The Company reported a net loss for the three months ended March 31, 2000 of $8,548 as compared to a net loss for the three months ended March 31, 1999 of $13,128. The decrease in the net loss reported for the three months ended March 31, 2000 is primarily attributable to the termination of the Facilities Use Agreement with The Chotin Group Corporation, a related party. Fees charged under this agreement for the three months ended March 31, 1999 were $6,000 compared to $0 for the three months ended March 31, 2000. Additionally, the Company incurred an slight increase in other costs for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

Forward Looking Statements
--------------------------
The statements contained in this Item 2 that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or

comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements.

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



                                       FUND AMERICA INVESTORS CORPORATION
                                       (Registrant)


Date:   May 15, 2000                   By: /s/ Helen M. Dickens
     --------------------                 --------------------------------
                                            Helen M. Dickens
                                            Vice President and Secretary
                                            (Duly authorized and
                                            Principal Financial Officer
