Form 10-Q
period 2000-06-30
FUND AMERICA INVESTORS CORP
filed 2000-08-14
CIK 823980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                             FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000,

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 14, 2000 -- 1,000 shares






                    FUND AMERICA INVESTORS CORPORATION
                           FORM 10-Q FOR THE
                      SIX MONTHS ENDED JUNE 30, 2000


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


                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   FUND AMERICA INVESTORS CORPORATION
                            BALANCE SHEETS
                              (Unaudited)
                                             June 30,         December 31,
                                               2000              1999
                                            ----------        ------------
Assets
  Cash                                      $    1,616         $   12,892
                                            ----------         ----------
     Total assets                           $    1,616         $   12,892
                                            ==========         ==========

Liabilities - accounts payable              $        -         $        -
                                            ----------         ----------

Shareholder's equity
  Common stock, par value $.01 per
    share; 10,000 shares authorized;
    1,000 shares issued and outstanding             10                 10
  Additional paid-in capital                   577,990            569,990
  Shareholder distributions                   (225,000)          (215,000)
  Accumulated deficit                         (351,384)          (342,108)
                                            ----------         ----------
     Total shareholder's equity                  1,616             12,892
                                            ----------         ----------
     Total liabilities and
        shareholder's equity                $    1,616         $   12,892
                                            ==========         ==========

See notes to financial statements


                   FUND AMERICA INVESTORS CORPORATION
                         Statements of Operations
                              (Unaudited)

                               Three months ended        Six months ended
                                    June 30,                  June 30,
                             ----------------------    --------------------
                               2000          1999        2000        1999
                             --------      --------    --------    --------
Revenue
 Interest income             $      6      $    443    $     18    $  1,015
                             --------      --------    --------    --------
       Total revenue                6           443          18       1,015
                             --------      --------    --------    --------

Expenses
 General and administrative       733           450       9,293       8,150
 Legal fees                         -           900           -         900
 Management fees                    -         6,000           -      12,000
                             --------      --------    --------    --------
       Total expenses             733         7,350       9,293      21,050
                             --------      --------    --------    --------

       Net loss              $   (727)     $ (6,907)   $ (9,275)   $(20,035)
                             ========      ========    ========    ========


See notes to financial statements



                       FUND AMERICA INVESTORS CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)


                                                       Six months ended
                                                            June 30,
                                                  --------------------------
                                                     2000            1999
                                                  ----------      ----------
Net cash flow used in operating activities:
  Net loss                                        $  (9,275)      $ (20,035)
  Adjustments to reconcile net loss to
    net cash flow from operating activities:
  Changes in operating assets and
    liabilities:
      Accounts payable                                    -          (2,215)
                                                  ---------       ---------
Net cash flow used in operating activities           (9,275)        (22,250)


Net cash flow used in financing activities:
      Shareholder contributions                       8,000               -
      Shareholder distributions                     (10,000)              -
                                                  ---------       ---------
Net cash used in financing activities                (2,000)              -
                                                  ---------       ---------

Net decrease in cash                                (11,275)        (22,250)

Cash at beginning of period                          12,892          63,258
                                                  ---------       ---------

Cash at end of period                             $   1,616       $  41,008
                                                  =========       =========


See notes to financial statements


                                  Page 5

                     FUND AMERICA INVESTORS CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                   Six months ended June 30, 2000 and 1999


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

On April 1, 2000, the Company had $141 million registered and unissued
CMOs remaining on its Registration Statement No. 33-60662. The Registration Statement will require updating before any additional securities can be issued from the remaining balance. As of June 30, 2000, management has determined that it is not economically feasible to follow through on updating the Registration Statement. The remaining registered and unissued securities of $141 million have not been deregistered since management believes that it may be economically feasible to finish the update at some point in the future. As of June 30, 2000, $141 million registered and unissued CMOs remains on the Company's Registration Statement No. 33-60662.


2. Unaudited Financial Statements
---------------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting periods and in accordance with the instructions to Form 10-Q. In complying with the guidelines, the accompanying financial statements do not include all of the information and footnotes that are required for a complete annual reporting period.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2000, and the results of its operations and cash flows for the periods ended June 30, 2000 and 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Company expects to fund its ongoing operations from loans or contributions from its sole shareholder. Any borrowings will be subordinate and junior to any issued mortgage securities.

Results of Operations
---------------------
The Company reported a net loss for the six months ended June 30, 2000 of $9,275 as compared to a net loss for the six months ended June 30, 1999 of $20,035. The decrease in the net loss reported for the six months ended June 30, 2000 is primarily attributable to the termination of the Facilities Use Agreement with The Chotin Group Corporation, a related party. Fees charged under this agreement for the six months ended June 30, 1999 were $12,000 compared to $0 for the six months ended June 30, 2000. The decrease in fees from 1999 to 2000 was offset slightly by an increase in other costs for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.



                                 Page 6

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



                                       FUND AMERICA INVESTORS CORPORATION
                                       (Registrant)


Date:   August 14, 2000                By:  /s/ Helen M. Dickens
      --------------------------           ----------------------------------
                                            Helen M. Dickens
                                            Vice President, Secretary/Treasurer
                                            (Duly authorized and
                                            Principal Financial Officer)





                                Page 9