Form 10-Q
period 2000-09-30
FUND AMERICA INVESTORS CORP
filed 2000-11-13
CIK 823980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   SEPTEMBER 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 10, 2000 -- 1,000 shares







               FUND AMERICA INVESTORS CORPORATION
                        FORM 10-Q FOR THE
              NINE MONTHS ENDED SEPTEMBER 30, 2000


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


                   PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FUND AMERICA INVESTORS CORPORATION
                            BALANCE SHEETS


                                              (Unaudited)
                                             September 30,     December 31,
                                                 2000              1999
                                             -------------     ------------

Assets
  Cash and cash equivalents                   $        349      $    12,892
                                              ------------      -----------

     Total assets                             $        349      $    12,892
                                              ============      ===========



Liabilities - accounts payable                $          -      $         -
                                              ------------      -----------


Shareholder's equity
  Common stock, par value $.01 per share;
   10,000 shares authorized;1,000 shares
   issued and outstanding                               10               10
  Additional paid-in capital                       577,990          569,990
  Shareholder distributions                       (225,000)        (215,000)
  Accumulated deficit                             (352,651)        (342,108)
                                              ------------      -----------

     Total shareholder's equity                        349           12,892
                                              ============      ===========


  Total liabilities and
     shareholder's equity                     $        349      $    12,892
                                              ============      ===========



See notes to financial statements


                     FUND AMERICA INVESTORS CORPORATION
                           Statements of Operations
                               (Unaudited)



                                Three months ended         Nine months ended
                                   September 30,              September 30,
                              ----------------------     ---------------------
                                 2000        1999           2000       1999
                              ----------  ----------     ---------- ----------

Revenue
 Interest income              $        1  $      333     $       19 $    1,348
                              ----------  ----------     ---------- ----------

       Total revenue                   1         333             19      1,348
                              ----------  ----------     ---------- ----------



Expenses
 General and administrative          979       1,000         10,272      9,150
 Legal fees                          290           -            290        900
 Management fees                       -       6,000              -     18,000
                              -----------  ---------     ---------- ----------

       Total expenses               1,269      7,000         10,562     28,050
                              -----------  ---------     ---------- ----------


   Net loss                   $    (1,268) $  (6,667)    $  (10,543) $  (26,702)
                              ===========  =========     ==========  ==========





See notes to financial statements



                 FUND AMERICA INVESTORS CORPORATION
                      Statements of Cash Flows
                           (Unaudited)


                                                       Nine months ended
                                                         September 30,
                                                  ---------------------------
                                                     2000             1999
                                                  ----------       ----------


Net cash flow used in operating activities:
    Net loss                                      $  (10,543)      $  (26,702)
 Adjustments to reconcile net loss
   to net cash flow from operating activities:
 Changes in operating assets and liabilities:
     Accounts payable                                      -           (2,215)
     Prepaid expenses                                      -           (2,000)
                                                  ----------       -----------

Net cash flow used in operating activities           (10,543)          (30,917)



Net cash flow used in financing activities:
     Shareholder capital contributions                 8,000                 -
     Shareholder distributions                       (10,000)                -
                                                  ----------       -----------

Net cash flow used in financing activities            (2,000)                -
                                                  ----------       -----------


Net decrease in cash                                 (12,543)          (30,917)

Cash at beginning of period                           12,892            63,258
                                                  ----------       -----------

Cash at end of period                             $      349       $    32,341
                                                  ==========       ===========




See notes to financial statements


                    FUND AMERICA INVESTORS CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
               Nine months ended September 30, 2000 and 1999

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

On July 1, 2000, the Company had $141 million registered and unissued
CMOs remaining on its Registration Statement No. 33-60662.  The
Registration Statement will require updating before any additional securities can be issued from the remaining balance. As of September 30, 2000, management determined that it is not economically feasible to follow through on updating the Registration Statement. As of September 30, 2000, $141 million registered and unissued CMOs remains on the Company's
Registration Statement No. 33-60662.

The Company intends to file Form 15, Certification and Notice of
Termination of Registration Under Section 12(g) of the Securities Exchange
Act of 1934 or Suspension of Duty to File Reports Under Sections 13 and
15(d) of the Securities Exchange Act of 1934. It is the intention of the Company to suspend its duty to file reports under rule 15(d)-6 of the Securities Exchange Act of 1934 since the Company has been an inactive registrant since 1993. The Company has outstanding Securities on four series: Fund America Investors Corporation, Series 1993-1; Fund America Investors Trust, Series 1993-2; Fund America Investors Trust, Series 1993-5; and Fund America Investors Trust, Series 1993-6. The Company is currently in the process of determining if it meets all criteria requirements for filing Form 15.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2000, and the results of its operations and cash flows for the periods ended September 30, 2000 and 1999.

3.  New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities" (SFAS No. 133).  SFAS No. 133
establishes accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying fair value and cash flow hedges (such as interest rate swaps) allow unrealized gains and losses recognized related to derivatives to be included in comprehensive income, to the extent they are effective, and requires the Company to formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. During 1999, the implementation of SFAS No. 133 was deferred until January 1, 2001 by the issuance of SFAS No. 137 "Accounting for Derivative Instruments and
Hedging Activities-Deferral of the Effective Date of FASB Statement No.
133."    The Company has determined that SFAS No. 133 will not have an impact on its financial statements as the Company does not transact in derivative financial instruments either explicitly or embedded within existing contracts such as lease agreements.



                              Page 6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

The Company expects to fund its continuing cash requirements from contributions from its sole shareholder.



Results of Operations
---------------------

The Company reported a net loss of $1,268 for the three months ended
September 30, 2000 as compared to a net loss of $6,667 for the three months ended September 30, 1999. A net loss was reported for the nine months ended September 30, 2000 of $10,543 as compared to a net loss for the nine months ended September 30, 1999 of $26,702. The decrease in the net loss reported for the nine months ended September 30, 2000 is primarily attributable to the termination of the Facilities Use Agreement with The
Chotin Group Corporation, a related party. Fees charged under this agreement for the nine months ended September 30, 1999 were $18,000 compared to $0 for the nine months ended September 30, 2000. The decrease in fees from 1999 to 2000 was slightly offset by an increase in other costs for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.


Forward Looking Statements
--------------------------

The statements contained in this Item 2 that are not historical facts, includ-ing, but not limited to, statements that can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate" "intend" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the market for mortgage-backed securities, competition, government regulation and possible future litigation.

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



                                       FUND AMERICA INVESTORS CORPORATION
                                       (Registrant)


Date:  November 10, 2000               By: /s/ Helen M. Dickens
     --------------------                  -------------------------------
                                            Helen M. Dickens
                                            Vice President, Secretary/Treasurer









                                Page 9